Form 10QSB
period 2004-11-30
ConsultAmerica, Inc.
filed 2005-02-16
CIK 1307752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB
------------

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2004

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                       Commission file number: 333-120253

                              ConsultAmerica, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    04-3007151
 --------------------------------            ----------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

                               13070 Addison Road
                                Roswell, GA 30075
                               -------------------
                    (Address of principal executive offices)

                                  404-915-0570
                                  ------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of January 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                               ConsultAmerica, Inc


                                      INDEX


PART I.
FINANCIAL INFORMATION



                                                               Page Numbers

PART I

 Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of  November 30, 2004                     3

Condensed Statements of Operations for the Three
 Months Ended November 30, 2004 and 2003                             4

Statements of Cash Flows for the Three Months
 Ended November 30, 2004 and 2003                                    5

Notes to Unaudited Condensed Financial Statements                    6

Item 2. - Management's Discussion and Analysis or
          Plan of Operation                                          8

Item 3 -  Controls and Procedures                                   13

PART II.

Other Information (Items 1-6)                                       14

                              CONSULTAMERICA, INC.

                                  Balance Sheet
                                November 30, 2004
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                        $  1,901
                                                              -------
Total Current Assets                                            1,901
                                                              -------
PROPERTY:
 Equipment and fixtures                                        42,985
 Accumulated depreciation                                      (8,878)
                                                              -------
Net                                                            34,107

NOTE RECEIVABLE (including accrued interest of $500)           25,500
                                                              -------
TOTAL ASSETS                                                 $ 61,508
                                                              ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Due to officer                                              $  7,266
 Accrued expenses                                              55,000
                                                              -------
Total Current Liabilities                                      62,266
                                                              -------

STOCKHOLDERS' DEFICIT:
 Preferred stock at $0.001 par value;
  1,000,000 shares authorized, -0- outstanding                   -
 Common stock at $0.001 par value; authorized
  24,000,000 shares; 10,000,000 shares issued
  and outstanding                                              10,000
 Accumulated deficit                                          (10,758)
                                                              -------
Stockholders' Deficit                                            (758)
                                                              -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 61,508
                                                              ========



   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                            Statements of Operations
              For the Three Months Ended November 30, 2004 and 2003
                                   (unaudited)

                                                  2004           2003
                                                 -------        -------
Revenue                                         $ 20,869       $   -
                                                 -------        --------

Costs and Expenses:
 Operating                                        27,132           -
 Cots of registration process                     55,000           -
                                                 -------        --------
Total                                             82,132           -
                                                 -------        --------
Loss Before Income Taxes                         (61,263)          -

Benefit for Income Taxes                          24,993           -
                                                 -------        --------
Net Loss                                        $(36,270)      $   -
                                                 ========       ========



Basic and diluted loss per share                $   (.00)      $     .00
                                                 =========      =========
Weighted average number of common shares
outstanding                                     10,000,000      9,305,000
                                                ==========      =========




   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.
                            Statements of Cash Flows
              For the Three Months Ended November 30, 2004 and 2003
                                   (unaudited)


                                                  2004           2003
                                                 -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(36,270)      $   -
 Income tax benefit                              (24,993)          -
 Accrued interest receivable                        (500)          -
 Depreciation expense                              1,791           -
 Increase in accrued expenses                     55,000           -
                                                 --------       --------
Net Cash Used by Operating Activities             (4,972)          -
                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and fixtures                  (468)          -
                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                 695           -
Repayment of loans from officer                     (695)          -
                                                 --------       --------
Net Cash flows from financing activities            -              -
                                                 --------       --------
INCREASE  IN CASH AND CASH EQUIVALENTS            (5,440)          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     7,341           -
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,901       $   -
                                                 ========       ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                        $   -          $   -
                                                 ========       ========
Income taxes                                    $   -          $   -
                                                 ========       ========


   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                        Notes to the Financial Statements
                                November 30, 2004
                                   (unaudited)


1.       Basis of Presentation

         The accompanying interim condensed financial statements for the three-month periods ended November 30, 2004 and 2003 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2 which was declared effective in January 2005.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The Income Tax Benefit for the Three Months Ended November 30, 2004 relates entirely to realizable carrybacks.

 2.      Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company was inactive from 1996 until the first calendar quarter of 2004. During that period, it performed no revenue-generating services and incurred only minimal costs. The Company recommenced operations during the first calendar quarter of 2004. However, it has not established a level of ongoing revenues sufficient to cover its operating costs to allow it to continue as a going concern.

         The Company will actively seek new engagements and engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and perform services that do not require cash outlays as a means of financing its operations. If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail or terminate its operations

3.       Related Party Transactions

         Substantially all of the Company's revenue since it resumed operations in the fitst calendar quarter of 2004 was derived from services performed for entities controlled by the Company's President. The portion of proceeds from the engagements that was deemed attributable to the Company was determined solely by the Company's President and was not the result of any independent or arm's length negotiation. There are no contractual arrangements with the other entities controlled by the Company's President and no assurances that any future engagements for these entities will occur.

         The amounts due to an officer at November 30, 2004 represent cash loans from the Company's President to pay obligations due to unrelated parties. The loans are interest-free and have no specified repayment terms.

4.       Accrued Expenses

         The accrued expenses at November 30, 2004 relate to costs associated with the preparation of a Registration Statement that was declared effective in January 2005.

                                     ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

        o        our future operating results,
        o        our business prospects,
        o our contractual arrangements and relationships with third parties,
        o the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
        o        the adequacy of our cash resources and working capital, and
        o other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

         We were inactive from 1996 until the first calendar quarter of 2004. During that period we performed no revenue-generating services and incurred only minimal costs. The extent of operations over the next 12 months will be determined by:

        o        The number of engagements that we obtain, if any, and

        o Our ability to negotiate non-cash compensation to satisfy commitments.

         As of November 30, 2004, we had one engagement in process to provide organizational services to an event management company located in New England. We cannot predict the amount or timing of fees that will be generated from this engagement. During the first quarter of fiscal 2004, we received $100,000 in fees associated with a project involving our services to Titan International LLC, a New York-based financial consulting firm in which Mr. Sundberg is a partner, and Sundberg Communications Co., Inc., a private company owned by our president. This project is completed, and we have no similar engagements underway or commitment for a similar engagement with Titan International LLC or Sundberg Communications Co., Inc. We did realize $20,000 in fees during the quarter ended November 30, 2004 performing services for Sundberg Communications Co., Inc. These fees were not related to ongoing or continuous projects. There are no assurances that we will receive any future revenue from engagements with Sundberg Communications, Inc. or its affiliates.

         Our expenses during the quarter ended November 30, 2004 consisted principally of (i) $55,000 relating to the preparation and processing of a Registration Statement that was declared effective in January 2005, (ii) salary of $9,688 paid to Lindsay Sundberg and (iii) rent of $4,500.

         Most of our engagement opportunities over the next 12 months are expected to come as a result of referrals from business contacts of Mr. Sundberg. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements, if any, that we will obtain.

         As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in "Liquidity" below. We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to contractors who work on our engagements instead of paying cash to those contractors would enable us to perform more and larger engagements and use the cash obtained from those engagements to operate and expand our business. Having shares of our common stock may also give independent contractors a greater feeling of identity with us which may result in more referred engagements. Conversely, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

         If we are unable to obtain financing, we shall seek engagements through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements.

         In almost all cases, we work and will continue to work closely with a client, spending time at the client facility to assist that client to improve operations, personnel or financial policies.

         We have been seeking engagements and will continue to seek engagements during the next 12 months from contacts of our president. Our contacts are by telephone or in person. We are seeking engagements that can be performed by Lindsay Sundberg, our treasurer and director, as well as our president. We are targeting engagements with smaller businesses and which, if engaged, would require Ms. Sundberg to spend a substantial portion of her time at the client's office. She is currently working on an engagement with an events management firm, although we cannot estimate the extent of revenues to be derived from that engagement. We will be dependent on one or a few engagements and clients for the indefinite future.

Liquidity

         As of December 31, 2004 we had $3,734 in cash.

         CONSULTAMERICA does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations because we do not have a capital intensive business plan. Private capital, if sought, will be from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

         Our minimum cash requirement for the next 12 months is approximately $85,000 consisting of our treasurer's salary ($39,000), rent ($16,500), transportation ($4,500) and professional fees ($25,000) consisting of legal and accounting fees principally to comply with '34 Exchange Act reporting requirements. Our fees for the year ended August 31, 2004 were sufficient to meet that requirement. However, we do not have a sufficient backlog of engagements to ensure that we will do so during the next 12 months. Accordingly, our auditors indicated in their report on our financial statements that there is significant uncertainty about our ability to continue as a going concern. If necessary, our president has agreed in writing to defer compensation otherwise payable to him to the extent that gross profits are insufficient to pay CONSULTAMERICA's costs and expenses so as to permit us to remain viable and has further agreed to loan to CONSULTAMERICA amounts necessary to meet CONSULTAMERICA expenses if sufficient revenues are not generated therefore. If and when loaned, the loan will be evidenced by a non-interest bearing unsecured corporate note to be treated as a loan until repaid, if and when CONSULTAMERICA has the financial resources to do so.

         If revenues generated over the next 12 months approximate those received over the 12 months ended August 31, 2004, of which there are no assurances, we believe that the cash generated would be sufficient to continue operations for the next 12 months. CONSULTAMERICA will pay all costs relating to the preparation and processing of a Registration Statement declared effective in January 2005 estimated at approximately $70,000. This amount will be paid, as and when necessary and required, or otherwise accrued on the books and records of CONSULTAMERICA until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within three months of the effective date of the Registration Statement our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to the Registration

Statement. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when CONSULTAMERICA has the financial resources to do so.

         If revenues are insufficient to meet costs other than those which can be deferred, we will have to obtain financing. If financing is not available we will have to reduce operations.

         We have made a loan of $25,000 to an unrelated third party. Making that loan reduces our current liquidity; however, we believe that the relationship established has the potential to generate revenue in the future by establishing and maintaining ongoing relationships with our creditors. Our judgment is that the future potential exceeds the short-term risk to liquidity. The loan payable to our president ($7,266) is interest-free and has no specified maturity date. The proceeds of this indebtedness were used to pay obligations. If Mr. Sundberg, demands repayment during the next 12 months, it would have a material adverse impact on our financial condition.

Recent Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our reported financial position or results of operations.

Critical Accounting Policies

         The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

         Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve whether engagements in process will be profitable.

Seasonality

         To date, we have not noted seasonality as a major impact on our business.

                                     ITEM 3

                             CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

                  None

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

                  We sold 695,000 shares for $695 in September 2004. These stockholders or their representatives had the opportunity to ask questions of and receive answers from executive officers of CONSULTAMERICA and were provided with access to CONSULTAMERICA's documents (Certificate of Incorporation and Amendments thereto) in order to verify the information provided. Each of these 34 shareholders who was not an accredited investor either alone or with his or her purchaser representative(s), if any, represented that he had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment, and CONSULTAMERICA had grounds to reasonably believe immediately prior to making any sale that such purchaser came within this description. All transactions were negotiated in face-to-face or telephone discussions between executives of CONSULTAMERICA and the individual purchaser, each of whom, or their respective representative, indicated that they met the definition of "sophisticated" investor as defined in Regulation D and CONSULTAMERICA has made a determination that each of such investors are "sophisticated investors". Because of sophistication of each investor as well as, education, business acumen, financial resources and position, each such investor had an equal or superior bargaining position in its dealings with CONSULTAMERICA.

                  No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid to anyone, nor was any general solicitation or general advertising conducted or undertaken. The securities will bear a restrictive legend, and stop transfer instructions are noted on the stock transfer records of CONSULTAMERICA.

                  The foregoing issuances of securities were affected in reliance upon the exemption from registration provided by section 4(2) under the Securities Act of 1933, as amended as well as upon Rule 504 of Regulation D under the Securities Act of `33.

                  During the quarter ended November 30, 2004, the Issuer did not purchase or repurchase any of its equity securities.

Item 3            Defaults Upon Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Securityholders

                  None, except that the Issuer's 2004 Non-Statutory Stock Option Plan was adopted by its Board of Directors and approved by the requisite number of holders of the issued and outstanding common stock of the Issuer both as of September 13, 2004.

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8

                  None


(a)      Exhibit
         Number                      Description
                                     -----------
         31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer
        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

    (b)               Reports on Form 8-K
                      None

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ConsultAmerica, Inc.
                                          --------------------
                                          (Registrant)




                                          /s/Edward A. Sundberg
                                          ---------------------
                                          By:Edward A. Sundberg
                                             President


February 16, 2005