Form 10QSB
period 2005-02-28
ConsultAmerica, Inc.
filed 2005-04-19
CIK 1307752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2005

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                       Commission file number: 333-120253

                              ConsultAmerica, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                         04-3007151
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification Number)


                               13070 Addison Road
                                Roswell, GA 30075
                    (Address of principal executive offices)

                                  404-915-0570
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of March 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                               ConsultAmerica, Inc


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                 Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of  February 28, 2005                      3

Condensed Statements of Operations for the Six Months
 Ended February 28, 2005 and 2004                                     4

Condensed Statements of Operations for the Three Months
 Ended February 28, 2005 and 2004                                     5

Statements of Cash Flows for the Six Months Ended
 February 28, 2005 and 2004                                           6

Notes to Unaudited Condensed Financial Statements                     7

Item 2. - Management's Discussion and Analysis or Plan
           of Operation                                               9

Item 3 -  Controls and Procedures                                    14

PART II.
Other Information (Items 1-6)                                        15

                              CONSULTAMERICA, INC.

                                  Balance Sheet
                                February 28, 2005
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                $    318
                                                       -------
Total Current Assets                                      318
                                                       -------
PROPERTY:
Equipment and fixtures                                 42,985
Accumulated depreciation                              (10,669)
                                                       -------
Net                                                    32,316

NOTE RECEIVABLE (including accrued
 interest of $500)                                     26,000
                                                       -------
TOTAL ASSETS                                         $ 58,634
                                                      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                    $ 56,500
                                                       -------
Total Current Liabilities                              56,500
                                                       -------

STOCKHOLDERS' EQUITY:

Preferred stock at $0.001 par value;
 1,000,000 shares authorized, -0- outstanding            -

Common stock at $0.001 par value; authorized
 24,000,000 shares; 10,000,000 shares issued
 and outstanding                                       10,000
Accumulated deficit                                    (7,866)
                                                       -------
Stockholders' Equity                                    2,134
                                                       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 58,634
                                                      ========



   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                            Statements of Operations
               For the Six Months Ended February 28, 2005 and 2004
                                   (unaudited)

                                                  2005           2004
                                                 -------        -------
Revenue                                         $ 48,666       $   -
                                                 -------        --------

Costs and Expenses:
 Operating                                        51,037           -
 Cots of registration process                     55,000           -
                                                 -------        --------
Total                                            106,037           -
                                                 -------        --------
Loss Before Income Taxes                         (57,371)          -

Benefit for Income Taxes                          23,993           -
                                                 -------        --------
Net Loss                                        $(33,378)      $   -
                                                 ========       ========



Basic and diluted loss per share                $   (.00)      $     .00
                                                 =========      =========
Weighted average number of common shares
outstanding                                     10,000,000      9,305,000
                                                ==========      =========


   The accompanying notes are an integral part of these financial statements.

                             CONSULTAMERICA, INC.

                            Statements of Operations
              For the Three Months Ended February 28, 2005 and 2004
                                   (unaudited)

                                                  2005           2004
                                                 -------        -------
Revenue                                         $ 27,797       $   -
                                                 -------        --------

Costs and Expenses:
 Operating                                        23,905           -
                                                 -------        --------
Total                                             23,905           -
                                                 -------        --------
Income Before Income Taxes                         3,892           -

Income Taxes                                       1,000           -
                                                 -------        --------
Net Income                                      $  2,892       $   -
                                                 ========       ========



Basic and diluted loss per share                $    .00       $     .00
                                                 =========      =========
Weighted average number of common shares
outstanding                                     10,000,000      9,305,000
                                                ==========      =========

   The accompanying notes are an integral part of these financial statements.

                             CONSULTAMERICA, INC.
                            Statements of Cash Flows
               For the Six Months Ended February 28, 2005 and 2004
                                   (unaudited)


                                                  2005           2004
                                                 -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(33,378)      $   -
 Income tax benefit                              (24,993)          -
 Accrued interest receivable                      (1,000)          -
 Depreciation expense                              3,582           -
 Increase in accrued expenses                     56,500           -
                                                 --------       --------
Net Cash Provided by Operating Activities            711           -
                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and fixtures                  (468)          -
                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                 695           -
Repayment of loans from officer                   (7,961)          -
                                                 --------       --------
Net Cash flows from financing activities          (7,266)          -
                                                 --------       --------
DECREASE  IN CASH AND CASH EQUIVALENTS            (7,023)          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     7,341           -
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    618       $   -
                                                 ========       ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                        $   -          $   -
                                                 ========       ========
Income taxes                                    $   -          $   -
                                                 ========       ========


   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                        Notes to the Financial Statements
                                February 28, 2005
                                   (unaudited)


1.       Basis of Presentation

         The accompanying interim condensed financial statements for the three and six-month periods ended February 28, 2005 and 2004 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2 which was declared effective in January 2005.

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

         The Income Tax Benefit for the Six Months Ended February 28, 2005 relates entirely to realizable carrybacks.

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

         Substantially all of the Company's revenue since it resumed operations in the six months ended February 28, 2005 was derived from services performed for entities controlled by the Company's President. The portion of proceeds from the engagements that was deemed attributable to the Company was determined solely by the Company's President and was not the result of any independent or arm's length negotiation. There are no contractual arrangements with the other entities controlled by the Company's President and no assurances that any future engagements for these entities will occur.


4.       Accrued Expenses

         The accrued expenses at February 28, 2005 relate principally to costs associated with the preparation of a Registration Statement that was declared effective in January 2005.

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

         As of February 28, 2005, we had one engagement in process to provide organizational services to an event management company located in New England. We cannot predict the amount or timing of fees that will be generated from this engagement. During the first quarter of fiscal 2004, we received $100,000 in fees associated with a project involving our services to Titan Financial LLC, a New York-based financial consulting firm in which Mr. Sundberg is a partner, and Sundberg Communications Co., Inc., a private company owned by our president. This project is completed, and we have no similar engagements underway or commitment for a similar engagement with Titan Financial LLC or Sundberg Communications Co., Inc. Substantially all of our revenue for the six months ended February 28, 2005 related to performing services for Sundberg Communications Co., Inc. These fees were not related to ongoing or continuous projects. There are no assurances that we will receive any future revenue from engagements with Sundberg Communications, Inc. or its affiliates.

         Our expenses during the six months ended February 28, 2005 consisted principally of (i) $55,000 relating to the preparation and processing of a Registration Statement that was declared effective in January 2005, (ii) salary paid to Lindsay Sundberg, (iii) rent of $4,500 and (iv) airline tickets and transportation.

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

Liquidity

         As of February 28, 2005 we had $318 in cash.

         We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations because we do not have a capital intensive business plan. Private capital, if sought, will be from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

         We do not have a backlog of engagements to ensure that we will be able to meet our obligations over the next 12 months. Accordingly, our auditors indicated in their report on our financial statements for the year ended August 31, 2004 that there is significant uncertainty about our ability to continue as a going concern. If necessary, our president has agreed in writing to defer compensation otherwise payable to him to the extent that gross profits are insufficient to pay our costs and expenses so as to permit us to remain viable and has further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated therefor. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so.

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

                                  ITEM III.

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

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

                  None

Item 2            Unregistered Sale of Equity Securities and Use of Proceeds

                  a. None

                  b. Not Applicable

                  c. During the quarter ended February 28, 2005, the Issuer did not purchase or repurchase any of its equity securities.

Item 3            Defaults Upon Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Securityholders

                  None

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

                  None

     Exhibit Number     Description

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


                                                  ConsultAmerica, Inc.
                                                  --------------------
                                                  (Registrant)




                                                /s/  Edward A. Sundberg
                                                   ---------------------
                                            By:      Edward A. Sundberg
                                                     President


April 19, 2005