Form 10QSB
period 2005-05-31
ConsultAmerica, Inc.
filed 2005-07-20
CIK 1307752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of July 18, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                               ConsultAmerica, Inc


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                    Page Number
        PART I

        Item 1 - Unaudited Condensed Financial Statements:

        Condensed Balance Sheet as of  May 31, 2005                      3

        Condensed Statements of Operations for the Nine Months
        Ended May 31, 2005 and 2004                                      4

        Condensed Statements of Operations for the Three Months
        Ended May 31, 2005 and 2004                                      5

        Statements of Cash Flows for the Nine Months Ended
        May 31, 2005 and 2004                                            6

        Notes to Unaudited Condensed Financial Statements                7

        Item 2. - Management's Discussion and Analysis or Plan
        of Operation                                                     9

        Item 3 -  Controls and Procedures                               14

        PART II.
        Other Information (Items 1-6)                                   15

                              CONSULTAMERICA, INC.

                                  Balance Sheet
                                  May 31, 2005
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS:
Cash                                                       $                245
                                                           ---------------------

Total Current Assets                                                        245
                                                           ---------------------

PROPERTY:
Equipment and fixtures                                                   42,985
Accumulated depreciation                                                (12,460)
                                                           ---------------------

Net                                                                      30,525
NOTE RECEIVABLE (including accrued interest of $1,500)                   26,500
                                                           ---------------------


TOTAL ASSETS                                               $             57,270
                                                           =====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses                                           $             58,000
                                                           ---------------------

Total Current Liabilities                                                 58,000
                                                           ---------------------


STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding
Common stock at $0.001 par value; authorized 24,000,000
    shares; 10,000,000 shares issued and outstanding                     10,000
Accumulated deficit                                                     (10,730)
                                                           ---------------------

Stockholders' Deficit                                                      (730)
                                                           ---------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $             57,270
                                                           =====================



   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                            Statements of Operations
                 For the Nine Months Ended May 31, 2005 and 2004
                                   (unaudited)




                                                2005                  2004
                                           ---------------     -----------------
Revenue                                    $       54,166      $        102,000
                                           ---------------     -----------------

Costs and Expenses:
Operating                                          59,401                11,032
Costs of registration process                      55,000                     -
                                           ---------------     -----------------

Total                                             114,401                11,032
                                           ---------------     -----------------

Income (Loss) Before Income Taxes                 (60,235)               90,968

Benefit (Expense) for Income Taxes                 23,993               (31,400)
                                           ---------------     -----------------

Net Income (Loss)                          $      (36,242)     $         59,568
                                           ===============     =================

Basic and diluted income (loss) per share  $         (.00)     $            .01
                                           ===============     =================

Weighted average number of common shares
outstanding                                    10,000,000             9,305,000
                                           ===============     =================

   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                            Statements of Operations
                For the Three Months Ended May 31, 2005 and 2004
                                   (unaudited)

                                                 2005                  2004
                                           ---------------     -----------------
Revenue                                    $        5,500      $        102,000
                                           ---------------     -----------------

Costs and Expenses:
Operating                                           8,364                11,032
                                           ---------------     -----------------
Total                                               8,364                11,032
                                           ---------------     -----------------

Income (Loss) Before Income Taxes                  (2,864)               90,968

Income Taxes                                            -               (31,400)
                                           ---------------     -----------------

Net Income (Loss)                          $       (2,864)     $         59,568
                                           ===============     =================

Basic and diluted income (loss) per share  $         (.00)     $            .01
                                           ===============     =================

Weighted average number of common shares
outstanding                                    10,000,000             9,305,000
                                           ===============     =================



   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.
                            Statements of Cash Flows
                 For the Nine Months Ended May 31, 2005 and 2004
                                   (unaudited)


                                                            2005                        2004
                                                     -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $          (36,242)       $           59,568
Income tax benefit                                              (23,993)                        -
Accrued interest income                                          (1,500)                        -
Depreciation expense                                              5,373                         -
Decrease in net operating assets                                 57,000                    30,100
                                                     -------------------       -------------------
Net Cash Provided by Operating Activities                           638                    89,668
                                                     -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment and fixtures                                 (468)                  (36,956)
                                                     -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from officer                                                                           2,000
Sale of common stock                                                695                         -
Repayment of loans from officer                                  (7,961)                        -
                                                     -------------------       -------------------
Net                                                              (7,266)                    2,000
                                                     -------------------       -------------------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:
                                                                 (7,096)                   54,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  7,341                         -
                                                     -------------------       -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $              245        $           54,712
                                                     ===================       ===================

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                             $                -        $                -
                                                     ===================       ===================
Income taxes                                         $            1,000        $                -
                                                     ===================       ===================


   The accompanying notes are an integral part of these financial statements.

                              CONSULTAMERICA, INC.

                        Notes to the Financial Statements
                                  May 31, 2005
                                   (unaudited)


1.       Basis of Presentation

         The accompanying interim condensed financial statements for the three and nine-month periods ended May 31, 2005 and 2004 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2 which was declared effective in January 2005.

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

         The income tax benefit for the nine months ended May 31, 2005 relates entirely to realizable carrybacks.

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

         The Company will actively seek new engagements and engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and perform services that do not require cash outlays as a means of financing its operations. If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail its operations

3.       Related Party Transactions

         Substantially all of the Company's revenue since it resumed operations in the nine months ended May 31, 2005 was derived from services performed for entities controlled by the Company's President. The portion of proceeds from the engagements that was deemed attributable to the Company was determined solely by the Company's President and was not the result of any independent or arm's length negotiation. There are no contractual arrangements with any other entity or entities controlled by or affiliated with the Company's President and no assurances that any future engagements for such entities will occur.


4.       Accrued Expenses

         The accrued expenses at May 31, 2005 relate principally to costs associated with the preparation of a Registration Statement that was declared effective in January 2005.

                                     ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

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

         As of May 31, 2005, we had one engagement in process to provide organizational services to an event management company located in New England. We cannot predict the amount or timing of fees that will be generated from this engagement. During the fall of 2004, our president became aware of a potentially major project involving American Indian tribes in the Dakotas, Montana and southern Canada. The project involves structuring an oil pipeline as well as other potential sources of energy. Our president has been devoting a significant portion of his time to this potential project since then, including significant amounts of time on location or meeting with other prospective participants. In addition, he has expended approximately $65,000 of his own resources in connection with this project. In his judgment, the potential benefit of obtaining this project justifies the amount of time and resources devoted to it. However, there is no way of predicting the likelihood that we will realize any revenue or benefits from our efforts on this project.

         During the third quarter of fiscal 2004, we received $100,000 in fees associated with a project involving our services to Titan Financial LLC, a New York-based financial consulting firm in which Mr. Sundberg was formerly a partner, and Sundberg Communications Co., Inc., a private company owned by our president. This project is completed, and we have no similar engagements underway or commitment for a similar engagement with Titan Financial LLC or Sundberg Communications Co., Inc. Substantially all of our revenue for the nine months ended May 31, 2005 related to performing services for Sundberg Communications Co., Inc. These fees were not related to ongoing or continuous projects. There are no assurances that we will receive any future revenue from engagements with Sundberg Communications, Inc. or its affiliates.

         Our expenses during the nine months ended May 31, 2005 consisted principally of (i) $55,000 relating to the preparation and processing of a Registration Statement that was declared effective in January 2005, (ii) salary paid to Lindsay Sundberg, (iii) rent, and (iv)airline tickets and travel costs.

         Most of our engagement opportunities over the next 12 months are expected to come as a result of referrals from business contacts of Mr. Sundberg. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements, if any, that we will obtain.

         As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in "Liquidity" below. We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we became a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to contractors who work on our engagements instead of paying cash to those contractors would enable us to perform more and larger engagements and use the cash obtained from those engagements to operate and expand our business. Having shares of our common stock may also give independent contractors a greater feeling of identity with us which may result in more referred engagements. Conversely, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

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

         We have been seeking engagements and will continue to seek engagements during the next 12 months from contacts of our president. Our contacts are by telephone or in person. We are seeking engagements that can be performed by our president. We are targeting engagements with smaller businesses and which, if engaged, would require Mr. Sundberg to spend a substantial portion of his time at the client's office. We will be dependent on one or a few engagements and clients for the indefinite future.

Liquidity

         As of May 31, 2005 we had $245 in cash.

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

         We have made a loan of $25,000 to an unrelated third party. Making that loan reduces our current liquidity; however, we believe that the relationship established has the potential to generate revenue in the future by establishing and maintaining ongoing relationships with our creditors. Our judgment is that the future potential exceeds the short-term risk to liquidity. A loan payable to our president ($7,961) which was interest-free and has no specified maturity date was repaid during the current year. The proceeds of this indebtedness were used to pay obligations.

Recent Accounting Pronouncements

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended August 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

     o    of  management's   responsibility  for  establishing  and  maintaining
          adequate internal control over our financial reporting;

     o of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

     o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

     o that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

         In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended August 31, 2007. The Company has not yet assessed the impact on future operations of adopting this new standard.

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

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

                  None

Item 2            Unregistered Sale of Equity Securities and Use of Proceeds

                  a. None

                  b. Not Applicable

                  c. During the quarter ended May 31, 2005, the Issuer did not purchase or repurchase any of its equity securities.

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


                                                    ConsultAmerica, Inc.
                                                    --------------------
                                                        (Registrant)




                                                    /s/ Edward A. Sundberg
                                                        ------------------
                                               By:      Edward A. Sundberg
                                                        President


July 20, 2005