Form 10KSB
period 2005-08-31
ConsultAmerica, Inc.
filed 2005-10-12
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-120253

CONSULTAMERICA, INC.
(Name of Small Business Issuer in its Charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13070 Addison Road Roswell, GA	30075
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 404-915-0570

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:   Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes       No   x

State Issuer’s revenues for its most recent year: $67,666 as of August 31, 2005.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 31, 2005 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 595,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 595,000 shares held by non-affiliates, based upon the book value as of August 31, 2005 is $-0-.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

[  ] Yes  [  ] No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-KSB are forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties, which are described in, close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1 – DESCRIPTION OF BUSINESS

CONSULTAMERICA was incorporated under the laws of the State of Delaware in 1988 by Edward A. Sundberg and Andrew Sundberg to be a management consulting firm. We may refer to ourselves in this document as "CONSULTAMERICA", "we," or "us."

Our mission is to provide strategic business planning to small companies. We prepared numerous business plans and helped develop business strategies for our clients from inception through 1996, at which time we became dormant. Edward A. Sundberg became sole owner in 1997. We became active during the first quarter of 2004.

During the first quarter of 2004, we received $100,000 in fees associated with a project providing our services to Titan Financial LLC, a New York-based financial consulting firm in which Mr. Sundberg, our president, is a partner, and Sundberg Communications Co., Inc., a private company owned by Mr. Sundberg. This project, which involved providing advice and recommendations to a consortium of owners seeking to restructure and refinance an oil pipeline venture in Texas, represented substantially all of our revenue during the period, and is completed. Our involvement in the project was substantially limited to research. Substantially all of our revenue during the year ended August 31, 2005 was associated with entities affiliated with Mr. Sundberg. We have no similar engagements underway or commitment for a similar engagement with Titan Financial LLC or Sundberg Communications Co., Inc.

We anticipate that we will rely on one or a small number of engagements and clients for the indefinite future. There is no assurance that these clients will provide us with sufficient levels of revenue to generate profits or even to sustain operations.

On July 24, 2005, Edward A. Sundberg, our chairman and president, became ill in Toronto while traveling for business. He underwent quadruple bypass surgery on July 26, 2005. There is no way to predict if or when Mr. Sundberg will be able to resume normal business activities. Mr. Sundberg is responsible for obtaining and supervising substantially all of our engagements. It is unlikely that we will obtain engagements during his absence.

As part of our plan to augment our financial resources and consider attractive business opportunities, CONSULTAMERICA’s principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that CONSULTAMERICA or its stockholders would realize any benefits from it.

Strategy

Our goal is to provide management consulting services to small and midsized businesses. Our advice will principally relate to corporate structure, personnel issues and marketing. In some instances we may serve in the role of a corporate official at a client in order to design and implement a plan, while in other cases we will issue a written business plan to our client.

We do not concentrate on any particular industry or limit ourselves to any geographic area. If necessary, we will team with other consultants if an engagement requires knowledge or resources that we do not have.

We will use the contacts of our chairman, Edward A. Sundberg, to identify initial clients. Our founder has more than 20 years of experience in providing a variety of consulting services to clients. His experience includes:

•

Preparing detailed business plans for small and midsized businesses;

•

Assisting turnaround efforts;

•

Assisting companies operate in international environments;

•

Providing organizational services to small and large entities;

•

Assisting companies prepare for financings and acquisitions; and

•

Providing extensive human resource services.

Our approach is to focus on small and midsized companies that need structure and would benefit from our broad range of business contacts. We will:

•

work with client executives to develop risk management and business performance strategies. Among the services we intend to provide are strategic consulting with regard to the design and structure of the finance function, particularly restructuring in turnaround situations, acquisition and post-merger integration. This process, which leverages the experience of our president, will help clients to align their companies’ resources and capabilities with their business objectives. Our services will also address pricing and yield management, billing, credit risk and collection effectiveness, lending and debt recovery.

•

work with clients to solve human performance issues that are crucial to their operational success, including recruiting and motivating key employees and management. We will work to provide human resources, knowledge management, and learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs.

We expect to function with a wide array of client situations. For example, our revenue in the first quarter of 2004 related to services associated with establishing an oil pipeline business. We are currently working with an events management company that assists clients in setting up shows and events. In this engagement, we are working with the client to establish a strong client base. We cannot predict the amount or timing of fees that will be generated from this engagement. During the fall of 2004, our president became aware of a potentially major project involving American Indian tribes in the Dakotas, Montana and southern Canada. The project involves structuring an oil pipeline as well as other potential sources of energy. Our president has been devoting a significant portion of his time to this potential project since then, including significant amounts of time on location or meeting with other prospective participants. In addition, he has expended approximately $65,000 of his own resources in connection with this project. In his judgment, the potential benefit of obtaining this project justifies the amount of time and resources devoted to it. However, there is no way of predicting the likelihood that we will realize any revenue or benefits from our efforts on this project, particularly given Mr. Sundberg’s health problems described above.

Competition

Competition in our industry is intense and most of our competitors have greater financial and other resources than do we.  Competition will come from a wide variety of consulting and accounting firms, many of which have more employees, finances and other resources and greater name recognition that do we.  We intend to compete based on the reputation and contacts of our founder and the creative and practical approach to services that we offer. Our founder has more than 20 years of experience in providing a variety of consulting services to corporations.

No assurances can be given that our competitive strategy will be successful.

Employees

At August 31, 2005, we had two employees, Edward A. Sundberg and Lindsey Sundberg. Mr. Sundberg devotes the time necessary to complete engagements to us, but is involved with other ventures, including one which provides similar services as we do.  Lindsey Sundberg, who is Edward A. Sundberg’s daughter, devoted fulltime to us until the summer of 2005. Various aspects of engagements may be subcontracted to consultants. There are no written contracts.

Item 2 – DESCRIPTION OF PROPERTY

We currently operate out of office space located at 13070 Addison Rd., Roswell, GA  30075 provided to us by our founder at no cost which serves as our principal address. There is no written lease agreement.

Item 3 -- LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5 --  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

The Company became subject to Securities Exchange Act Reporting Requirements in January 2005.  The symbol “CSAA” has been assigned for our securities, although there is no current public market for the shares of our common stock. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on August 31, 2005, there were 35 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

There is no established trading market for our common stock, which is quoted on the OTCBB under the symbol “CSAA.”  There can be no assurance as to the price at which our common stock will trade if a trading market develops, of which there can be no assurance.  Until our common stock is fully distributed, and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Penny Stock Restrictions

Until our shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of our securities, if any, will be on the OTCBB.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions' payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

General Market Risks

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the Company's ability to raise capital through the public or private sale of its securities.  Our president holds 8,805,000 shares of common stock which are deemed "restricted securities," as that term is defined in Rule 144 (and also holds 500,000 registered shares) and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 24,000,000 authorized shares of common stock.  The board of directors, without stockholder approval, could issue up to 14,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Rule 144 Sales

Of the 10,000,000 outstanding shares of common stock held by present stockholders, 8,805,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended and as defined above.  The balance of 1,195,000 outstanding shares was registered pursuant to an SB-2 Registration Statement (File No.: 333-117495).

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock.  The alternative average weekly trading volume during the four calendar weeks prior to the sale will not be available to our shareholders being that the OTCBB is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.  All of the restricted shares were issued in 1988. Accordingly, they are all available for re-sale pursuant to Rule 144 provided that the Company is current with respect to its 1934 Act reporting requirements.  As previously indicated, 1,195,000 of our outstanding 10,000,000 shares have been registered under an SB-2 Registration Statement.

Blue Sky Considerations

Because the securities that were registered through the filing of a Form SB-2 have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements" which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we make with the Securities and Exchange Commission.

Operations

This section should be read in conjunction with:

•

the sixth paragraph of DESCRIPTION OF BUSINESS which describes the possible discontinuance of our current operations. We cannot predict the likelihood of the transaction that would give rise to such discontinuance actually occurring.

•

the recent surgery that Mr. Sundberg underwent. There is no way to predict if or when Mr. Sundberg will be able to resume normal business activities. Mr. Sundberg is responsible for obtaining and supervising substantially all of our engagements. It is unlikely that we will obtain or conduct engagements during his absence.

We were inactive from 1996 until the first calendar quarter of 2004. During that period we performed no revenue-generating services and incurred only minimal costs. The extent of operations over the next 12 months will be determined by:

•

The number of engagements that we obtain, if any, and

•

Our ability to negotiate non–cash compensation to satisfy commitments.

As of August 31, 2005, we had one engagement in process to provide organizational services to an event management company located in New England. We cannot predict the amount or timing of fees that will be generated from this engagement. During the fall of 2004, our president became aware of a potentially major project involving American Indian tribes in the Dakotas, Montana and southern Canada. The project involves structuring an oil pipeline as well as other potential sources of energy. Our president has been devoting a significant portion of his time to this potential project since then, including significant amounts of time on location or meeting with other prospective participants. In addition, he has expended approximately $65,000 of his own resources in connection with this project. In his judgment, the potential benefit of obtaining this project justifies the amount of time and resources devoted to it. However, there is no way of predicting the likelihood that we will realize any revenue or benefits from our efforts on this project.

During the third quarter of fiscal 2004, we received $100,000 in fees associated with a project involving our services to Titan Financial LLC, a New York-based financial consulting firm in which Mr. Sundberg was formerly a partner, and Sundberg Communications Co., Inc., a private company owned by our president. This project is completed, and we have no similar engagements underway or commitments for a similar engagement with Titan Financial LLC or Sundberg Communications Co., Inc.  Substantially all of our revenue for the year ended August 31, 2005 related to performing services for companies affiliated with Mr. Sundberg. These fees were not related to ongoing or continuous projects. There are no assurances that we will receive any future revenue from engagements affiliated with Mr. Sundberg.

Our expenses during the year ended August 31, 2005 consisted principally of (i) $55,000 relating to the preparation and processing of a Registration Statement that was declared effective in January 2005, (ii) salary paid to Lindsay Sundberg, (iii) rent, and (iv)airline tickets and travel costs.

Most of our engagement opportunities over the next 12 months are expected to come as a result of referrals from business contacts of Mr. Sundberg. We cannot predict what our level of activity will be over the next 12 months because we do not know when or if Mr. Sundberg will be able to resume business activities and how many client engagements, if any, that we will obtain.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below. We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we became a public entity, subject to the reporting requirements of the Exchange Act of '34, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use equity to settle obligations and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to contractors who work on our engagements instead of paying cash to those contractors would enable us to perform more and larger engagements and use the cash obtained from those engagements to operate and expand our business. Having shares of our common stock may also give independent contractors a greater feeling of identity with us which may result in more referred engagements.  Conversely, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

If we are unable to obtain financing, we shall seek engagements by approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements.

In almost all cases, we work and will continue to work closely with a client, spending time at the client facility to assist that client to improve operations, personnel or financial policies.

We have been seeking engagements and will continue to seek engagements during the next 12 months from contacts of our president. Our contacts are by telephone or in person. We are seeking engagements that can be performed by our president. We are targeting engagements with smaller businesses and which, if engaged, would require Mr. Sundberg to spend a substantial portion of his time at the client’s office. We will be dependent on one or a few engagements and clients for the indefinite future.

Liquidity

As of August 31, 2005 we had $3,045 in cash.

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

We do not have a backlog of engagements to ensure that we will be able to meet our obligations over the next 12 months. Accordingly, our auditors indicated in their report on our financial statements for the year ended August 31, 2005 that there is significant uncertainty about our ability to continue as a going concern.  If necessary, our president has agreed in writing to defer compensation otherwise payable to him to the extent that gross profits are insufficient to pay our costs and expenses so as to permit us to remain viable and has further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated therefore.  If and when loaned, the loan will be evidenced by a noninterest bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so.

If revenues are insufficient to meet costs other than those which can be deferred, we will have to obtain financing. If financing is not available we will have to reduce operations.

A loan payable to our president ($7,961) which was interest-free and has no specified maturity date was repaid during the current year. The proceeds of this indebtedness were used to pay obligations.

Recent Accounting and Reporting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended August 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended August 31, 2006. The Company has not yet assessed the impact on future operations of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

Risk Factors

1.

CONSULTAMERICA has too limited of an operating history to permit investors to make reasonable evaluations based on past history and performance.

CONSULTAMERICA was incorporated under the laws of the State of Delaware in 1988.  We performed substantially no revenue producing activities from 1996 until the first quarter of 2004. Substantially all of our revenue in 2004 was from a single project with a related party which has been completed, and accordingly, no further revenues from such project are anticipated. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.

CONSULTAMERICA cannot be certain that our business strategy will be successful or that we will ever be able to maintain or significantly increase revenue generating activities. Furthermore, CONSULTAMERICA believes that it is possible that we may incur operating losses and negative cash flow in the future.

2.

CONSULTAMERICA has limited financial resources and our auditors’ report on our financial statements indicates that there is significant uncertainty about our ability to continue as a going concern. Absent financial resources we will be unable to undertake programs designed to expand our business.

CONSULTAMERICA has limited financial resources and has not established a source of equity or debt financing. In addition, CONSULTAMERICA has not established a source of ongoing revenue and has no backlog of revenue-producing engagements. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended August 31, 2005. There can be no assurance that outside financing will be available or found. If CONSULTAMERICA is unable to generate revenue or obtain financing, we may not be able to maintain or expand revenue-producing activities.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations. To date, no CONSULTAMERICA officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise. (SEE PAGE 3)

Additionally, we do not currently have sufficient resources to pay all of the direct costs of our registration statement that became effective in January 2005.

3.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. On occasion our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (24,000,000) but un-issued (14,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of CONSULTAMERICA.

4.

Our President recently had serious surgery. There is no way of knowing when or if he will be able to continue business activities.

Our chief executive officer, Edward A. Sundberg, recently underwent quadruple bypass surgery and has been unable to conduct business activities. There is no way of knowing when or if he will be able to resume normal business activities. All of our engagements result from Mr. Sundberg’s business connections. Without Mr. Sundberg, we are unlikely to receive or be able to conduct engagements. If Mr. Sundberg is unable to resume business activities, our business is likely to fail.

Mr. Sundberg’s current intentions are to remain with us regardless of whether he sells all or a substantial portion of his stockholdings in us.

5.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services.

As a consulting service firm, we depend and will continue to depend to a large extent on referrals and new engagements from our clients and will attempt to establish a reputation for high–caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Moreover, if we fail to meet our obligations, we could be subject to legal liability or loss of client relationships. Our engagements will typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will retain clients in the foreseeable future.

6.

Our future engagements with clients may not be profitable.

When making proposals for engagements, we plan to estimate the costs and timing for completing the engagements with such estimates intended to reflect our best judgment.  Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin.

In addition, as consultants, a client will typically retain us on an engagement–by–engagement basis, rather than under long–term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

7.

Substantially all of our revenue was derived from engagements with related parties.

Substantially all of our revenues during the years ended August 31, 2005 and 2004 were earned from engagements from entities affiliated with our president. These fees were not related to ongoing or continuous projects. There are no assurances that we will receive any future revenue from engagements affiliated with Mr. Sundberg.

8.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of CONSULTAMERICA. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suitor proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will submit the question of whether indemnification by us is against public policy to an appropriate court and will be governed by the final adjudication of the case.

9.

Currently there is no market for our securities, and there can be no assurances that any market will ever develop.

There is no established trading market for our common stock.  We cannot predict the extent to which investor interest in us will ever lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.  See Part II, Item 5, subheading entitled “Penny Stock Restrictions.”

10.

If a market develops for our shares, rule 144 sales may depress prices in that market.

All of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period (at least one year) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

11.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate their control over CONSULTAMERICA.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

o

voting rights;

o

qualifications;

o

limitations; or

o

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.  This form of securities is commonly referred to as “blanket preferred.”

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of CONSULTAMERICA or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

12.

There are significant potential conflicts of interest

Neither of our key personnel (two persons) is required to commit full time to our affairs and, accordingly, these individuals (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our President, Edward A. Sundberg, owns (as of August 31, 2005) approximately 93.1% of our issued and outstanding common shares. Additionally, Mr. Sundberg is the sole owner of Sundberg Communications Co. Inc., a private consulting company, and is involved in several other business ventures.  As a result of these relationships and the stated business purposes of these companies, certain potential conflicts of interest are likely to arise with regard to Mr. Sundberg’s business activities.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Sundberg containing the following provisions:

•

any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with Sundberg Communications) would be presented by him solely to us;

•

any business opportunities disclosed to him by Sundberg Communications’ management would not be presented by him to us, unless and until Sundberg Communications passed upon same: and

•

any business opportunities disclosed to him by us would not be presented by him to Sundberg Communications, unless and until we passed upon same.

In the event that the same business opportunity is presented to Mr. Sundberg by both us and Sundberg Communications, Mr. Sundberg shall only render his services to the entity that first disclosed such business opportunity to him.

13.

The ability of our president to control our business may limit minority shareholders’ ability to influence corporate affairs.

Our President, Edward A. Sundberg, owns (as of August 31, 2005) approximately 93.1% of our issued and outstanding common shares. Because of his beneficial stock ownership, our president will be in a position to continue to elect a majority of the board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, mergers with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by the majority shareholders (our president). The level of control may also have an adverse impact on the market value of our shares.

14.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions' payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The above-referenced requirements will create a lack of liquidity, making trading difficult or impossible, and accordingly, shareholders may find it difficult to dispose of our shares.

15.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending August 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

For all of the foregoing reasons and others set forth herein, an investment in ConsultAmerica, Inc.’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 29.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 29, 2005, the Board of Directors of ConsultAmerica, Inc., dismissed Sherb & Co.  LLP (“Sherb”) as the Company’s independent registered public accounting firm, effective immediately.

Sherb’s reports on the Company’s financial statements as of August 31, 2004 and for the years ended August 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through August 29, 2005, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Company’s audited periods nor through August 29, 2005.

The Company has engaged Most & Company, LLP (“Mostco”) to serve as its independent public accounting firm. During the two years ended August 31, 2005 and through the date that Mostco was engaged, neither the Company nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor has Mostco provided to the Company a written report or oral advice regarding such principles or audit opinion.

Item 8A -- CONTROLS AND PROCEDURES

Our president currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B – OTHER INFORMATION

We filed a Report on Form 8-K on August 12, 2005 disclosing the fact that our president, Mr. Sundberg, had recently undergone serious surgery and that there is no way of knowing when or if he will resume normal business activities.

PART III

Item 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Title
Edward A. Sundberg	58	President and Secretary, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chairman
Lindsay Sundberg	24	Treasurer and Director

Edward A. Sundberg:  Mr. Sundberg has been our president since our inception in April 1988. He has also, from 2002 through 2004, been a managing partner of Titan International LLC, an Atlanta-based project management and business strategy advisory firm and the owner, since 1992, of Sundberg Communications Co. Inc., a private consulting company. He is a graduate of the United States Naval Academy and holds an MBA from Boston University.

Lindsay Sundberg:  Ms. Sundberg is the daughter of Edward A. Sundberg, has been employed by us since April 2004 and became a director in July 2004.  Ms. Sundberg, who has no prior business experience before joining us, is a graduate of Connecticut College.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they have other business interests to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us. Currently we have only two officers/directors and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed to.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the CONSULTAMERICA board of directors will establish an audit committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by CONSULTAMERICA for any expenses incurred in attending directors' meetings provided that CONSULTAMERICA has the resources to pay these fees.  CONSULTAMERICA will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

Pursuant to the September 13, 2004 board of directors’ approval and subsequent stockholder approval, CONSULTAMERICA adopted our 2004 Non-Statutory Stock Option Plan (the “Plan”) whereby we reserved for issuance up to 1,500,000 shares of our common stock.  Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains.

No options are outstanding under the Plan as of August 31, 2005.

As previously indicated, the board of directors, on September 13, 2004, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of CONSULTAMERICA and our subsidiaries, if any.  The board of directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates.  In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants.  We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.  The board of directors believes that important advantages to CONSULTAMERICA are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

The principal terms of the Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan, a copy of which has been filed as an exhibit to the previously filed Registration Statement.

Summary Description of the ConsultAmerica, Inc. 2004 Non-Statutory Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, CONSULTAMERICA and our subsidiaries, if any, with additional incentives by increasing their ownership interest in CONSULTAMERICA.  Directors, officers and other employees of CONSULTAMERICA and our subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.  Further, NSO’s have two disadvantages compared to ISO’s in that recipients of NSOs must report taxable income at the time of NSO option exercise and income from NSO’s is treated as compensation which is taxed at higher rates than long-term capital gains.

Our board of directors or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.  Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

a.

decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

b.

extend the NSO period, or

c.

materially increase the benefits accruing to Plan participants, or

d.

materially modify Plan participation eligibility requirements, or

e.

extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	1,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,500,000

Item 10 -- Executive Compensation

 The following table sets forth, for the last two years, the annual and long-term compensation earned by, awarded to or paid to the chief executive officer of CONSULTAMERICA during these periods:

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	Aug 31	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Edward. Sundberg	2005	$ 20,000	-	-	-	-	-	-
President	2004	-	-	-	-	-	-	-

We currently have no formal written salary arrangement with our president. There were no written arrangements or any compensation paid to officers or directors other than as set forth above.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of August 31, 2005 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
Edward A. Sundberg	9,315,000[3]	93.2
Lindsay Sundberg	100,000	1.0

Officers and Directors as a group ( 2 members)	9,415,000[3]	94.2

__________________________

1

The address for each person is 13070 Addison Rd., Roswell, GA  30075.

2

Unless otherwise indicated, CONSULTAMERICA believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

3

Includes 10,000 shares owned by Leslie Sundberg, wife of Edward A. Sundberg, in accordance with SEC Release 33-4819 which states, in part,  “…that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children…”  Mr. Sundberg disclaims any beneficial interest in or control over any of such 10,000 shares other than that which may be attributed to him by operation of law.

Delaware Anti-Takeover Law

We are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers.  This section prohibits, subject to exceptions, publicly traded Delaware corporations from engaging in a business combination, which includes a merger or sale of more than 10% of the corporation’s assets, with any interested stockholder.  An interested stockholder is generally defined as a person who, with its affiliates and associates, owns or, within three years before the time of determination of interested stockholder status, owned 15% or more of a corporation’s outstanding voting securities.  This prohibition does not apply if:

•

the transaction is approved by the board of directors before the time the interested stockholder attained that status;

•

upon the closing of the transaction that resulted in the stockholder becoming an interest stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

•

at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

A Delaware corporation may opt out of this provision with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from an amendment approved by at least a majority of the outstanding voting shares.  However, we have not opted out of this provision.  This provision of the Delaware General Corporation Law could prohibit or delay a merger or other takeover or change-in-control attempts and may discourage attempts to acquire us.

Shareholder Matters

As a Delaware corporation, we are subject to the Delaware Revised Statutes ("DRS" or "Delaware law"). Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights.

Among the rights granted under Delaware law which might be considered as material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Delaware Revised Statutes ("DRS") 92A.380-390).  This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange.  This right normally applies if shareholder approval of the corporate action is required either by Delaware law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers,

or

•

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the Articles of Incorporation (our Certificate of Incorporation does not so provide) or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights.

Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

•

the articles of incorporation, and all amendments thereto,

•

bylaws and all amendments thereto; and

•

a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 13070 Addison Rd., Roswell, GA  30075 provided to us by our president at no cost which serves as our principal address. There is no written lease agreement.

During the years ended August 31, 2005 and 2004, substantially all of our revenue was associated with engagements with entities affiliated with our president. The portion of proceeds attributable to us from these engagements was determined solely by our president and was not the result of any independent negotiation. There are no commitments for future engagements with any of these entities.  See also Risk Factor 7.

Item 13 --  EXHIBITS

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Most & Company, LLP in connection with statutory and regulatory filings. Fees incurred $6,250 for the annual audit of the Company’s financial statements included as part of our Form 10-KSB filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2005.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ending August 31, 2005.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 10, 2005

/s/ Edward A. Sundberg

EDWARD A. SUNDBERG

Title: President, Secretary, CEO, CFO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2005

/s/ Edward A. Sundberg

EDWARD A. SUNDBERG

Title: President, Secretary, CEO, CFO and Chairman

/s/ Lindsay Sundberg

LINDSAY SUNDBERG

Title: Director and Treasurer

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

30

BALANCE SHEET

31

STATEMENTS OF OPERATIONS

32

STATEMENTS OF CASH FLOWS

33

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

34

NOTES TO FINANCIAL STATEMENTS

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ConsultAmerica, Inc.

Roswell, GA

We have audited the accompanying balance sheet of ConsultAmerica, Inc., as of August 31, 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ConsultAmerica, Inc., as of August 31, 2005 and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had been inactive for several years and restarted operations in early 2004. It has no significant ongoing revenue producing engagements, negative working capital and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Most & Company, LLP

September 30, 2005
New York, NY

CONSULTAMERICA, INC.

Balance Sheet

August 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 3,045
Total Current Assets	3,045

PROPERTY AND EQUIPMENT:
Equipment and fixtures	42,985
Accumulated depreciation	(14,251)
Net	28,734

TOTAL ASSETS	$ 31,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$ 63,000
Total Current Liabilities	63,000

STOCKHOLDERS’ DEFICIT:
Preferred stock $0.001 par value; 1,000,000 shares authorized, outstanding: none	-
Common stock $0.001 par value; authorized: 24,000,000 shares; issued and outstanding: 10,000,000 shares	10,000
Accumulated deficit	(41,221)
Total Stockholders’ Deficit	(31,221)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 31,779

See notes to financial statements.

CONSULTAMERICA, INC.

Statements of Operations

For the Years Ended August 31, 2005 and 2004

	2005	2004

Revenue	$ 67,666	$ 105,110

Costs and Expenses:
Operating	77,392	39,339
Write-off of note receivable	27,000	-
Costs of registration process	55,000	-
Total	159,392	39,339

(Loss) Income Before Income Taxes	(91,726)	65,771

(Benefit) Provision for Income Taxes	24,993	(24,993)

Net (Loss) Income	$ (66,733)	$ 40,778

Basic and diluted (loss) income per share	$ ( .01)	*
Weighted average number of common shares outstanding	10,000,000	9,305,000

* Less than 1%

See notes to financial statements.

CONSULTAMERICA, INC.

Statements of Cash Flows

For the Years Ended August 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (66,733)	$ 40,778
Adjustment to reconcile net income (loss) to cash provided by operating activities
Depreciation expense	7,164	7,087
Write-off of note receivable	27,000	-

Changes in assets and liabilities
Interest receivable	(2,000)	-
Income taxes payable	(24,993)	24,993
Accrued liabilities	63,000	-
Net Cash Provided by Operating Activities	3,438	72,858

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of loan to unrelated party	-	(25,000)
Purchase of equipment and fixtures	(468)	(42,517)
Net cash used in investing activities	(468)	(67,517)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from officer	-	2,000
Proceeds of sale of common stock	695	-
Repayment of loans from officer	(7,961)	-
Net cash used in (provided by financing activities	(7,266)	2,000
(DECREASE) INCREASE IN CASH	(4,296)	7,341

CASH AT BEGINNING OF YEAR	7,341	-
CASH AT END OF YEAR	$ 3,045	$ 7,341

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ 1,000	$ -

See notes to financial statements.

CONSULTAMERICA, INC.

Statement of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Retained Earnings (Deficit)	Total

Balance, September 1, 2003	9,305,000	$ 9,305	$(15,266)	$ (5,961)

Net income – 2004	-	-	40,778	40,778

Balance, August 31, 2004	9,305,000	$ 9,305	$ 25,512	$ 34,817

Sale of shares	695,000	695	-	695

Net loss – 2005	-	-	(66,733)	(66,733)

Balance, August 31, 2005	10,000,000	$ 10,000	$(41,221)	$ (31,221)

See notes to financial statements.

CONSULTAMERICA, INC.

Notes to the Financial Statements

NOTE 1 -

ORGANIZATION

ConsultAmerica, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1988. The Company’s mission is to provide strategic business planning to small companies. It prepared numerous business plans and helped develop business strategies for its clients from inception through 1996, at which time it became dormant. It recommenced business activities in February 2004.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has a fiscal year ending August 31.

b.  Provision for Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

c.  Fnancial Instruments

The carrying amounts of financial instruments, including cash and accrued liabilities, approximate their fair values because of their relatively short maturities.

d.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

  f. Property and Equipment

Equipment and furniture are stated at cost and are depreciated over the estimated useful lives of the related assets of six years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the years ended August 31, 2005 and 2004 were $7,164 and $7,087, respectively.

g.   Revenue Recognition

Revenue is recognized upon completion of the engagement. Engagements are generally fixed price, cover periods of less than one year and may be terminated by the client based on dissatisfaction.

h. Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share has been calculated by dividing the net (loss) income for the year by the basic and diluted weighted average number of shares outstanding during the period.

   i.  Impact Of New Accounting and Reporting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended August 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended August 31, 2007. The Company has not yet assessed the impact of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated. Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

j.   Stock Options and Warrants

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation (“SFAS No. 123”), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (‘APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25 compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company was inactive from 1996 until the first quarter of 2004. During that period, it performed no revenue-generating services and incurred only minimal costs. The Company recommenced operations during the first calendar quarter of 2004. Since then, substantially all of its revenue has been generated by engagements with entities affiliated with its president.  It has not established a level of ongoing revenues sufficient to cover its operating costs to allow it to continue as a going concern. In July 2005, the Company’s president, who is responsible for obtaining all of the Company’s revenue producing engagements, underwent serious surgery. There is no way of determining when or if he will be able to resume normal business activities. As of August 31, 2005, the Company had negative working capital of $59,955 and an accumulated deficit of $41,221. These factors, among others, indicate that the Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

If the Company’s president is able to resume business activities, the Company will actively seek new engagements and engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and perform services that do not require cash outlays as a means of financing its operations. If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail or terminate its operations

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company amended its articles of incorporation in September 2004 and immediately thereafter declared a 9,305 for 1 stock split resulting in there being 9,305,000 common shares outstanding, all owned by the Company’s president. Immediately thereafter, the Company issued a total of 695,000 shares to 34 persons at $.001 per share.  All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the impact of the September 2004 stock split.

Preferred Stock

The board of directors may designate, without further vote or action by stockholders:

•

the number of shares and the designation of the series;

•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

The Company has no shares of preferred stock issued or outstanding.

Stock Option Plan

Effective September 13, 2004, by the Board of Directors' approval and subsequent stockholder's approval, the Company adopted its 2004 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of and consultants, attorneys and advisors to the Company and any future subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion: (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

There are no options outstanding under the Plan as of August 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenue for the years ended August 31, 2005 and 2004 was from entities affiliated with the Company’s president. The revenues from these engagements were determined solely by its president and were not the result of any independent negotiation.

The Company is provided office space by an officer of the Company, without cost.

The Company’s has no agreement for compensation with its president. As a result of the Company's cash flow, the President has agreed to receive no compensation for the year ended August 31, 2004 and $20,000 for the year ended August 31, 2005.

NOTE 6 - NOTE RECEIVABLE

In June 2004, the Company made a $25,000 unsecured loan to an unrelated company, bearing interest at the rate of 8% per annum until May 31, 2007 and 12% per annum, thereafter. Interest payments were due semiannually, commencing December 1, 2004, and the loan was repayable in monthly installments of $2,083 beginning June 1, 2007.

Interest was accrued for the first year totaling $2,000.

 The borrower failed to make the interest payments due in December 2004 and May 2005 and the Company has determined the loan is uncollectible. As such, the Company has written-off the loan and the accrued interest thereon.

NOTE 7 – INCOME TAXES

 For the year ended August 31, 2005, the Company will utilized their net operating loss to offset the taxable income from the year ended August 31, 2004 and the balance of approximately $30,000 is available to reduce future Federal taxable income through 2025, subject to possible  limitations due to changes in ownership.

         As of August 31, 2005, deferred income tax assets of $ 12,000 have been provided on the net operating loss carryforward and a reserve of $12,000 has been provided as it is more likely than not that the deferred tax asset will not be realized.

For the years ended August 31, 2005 and 2004, the following is a reconciliation of expected income tax (benefit) expense utilizing the statutory Federal tax rate to the income tax (benefit) expense reported on the statement of operations:

	2005	2004

Expected Federal income tax (benefit) expense	($22,000)	$ 19,000
State income tax (benefit)	(2,993)	2,993
Use of net operating loss carryforward		3,000

	($24,993)	24,993