Form 10KSB
period 2005-12-31
VirtualScopics, Inc.
filed 2006-03-30
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to____

Commission file number: 333-120253

VIRTUALSCOPICS, INC.
(Name of Small Business Issuer in its charter)

DELAWARE	04- 3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

(585) 249-6231
(Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
TITLE OF EACH CLASS: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ or No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

State issuer’s revenues for its most recent fiscal year. $3,472,870

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of as of March 17, 2006 was approximately $26,246,991 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of series A preferred stock.

As of March 17, 2006, there were outstanding 21,889,075 shares of the issuer’s common stock, $.001 par value, and 7,000 shares of the issuer’s Series A preferred stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s shareholders in connection with the Company’s 2006 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2006, are incorporated by reference in Part III (Items 9, 10, 11, 12, 13 and 14) of this Form 10-KSB.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-KSB titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,“ contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel; and

•	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure our stockholders or potential investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

ITEM 1: Description of Business

VirtualScopics, Inc. (“VirtualScopics” or “the Company”) is a provider of image-based biomarker solutions to customers in the pharmaceutical, biotechnology and medical device industries that are designed to facilitate cost-effective drug and medical device development. VirtualScopics is headquartered in Rochester, New York.

Corporate History - Recent Development

The Company is a Delaware corporation, which was originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC, a New York limited liability company, in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. These newly issued shares constitute approximately 70% of our outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. The exchange transaction was consummated pursuant to a Securities Exchange Agreement, dated November 4, 2005, among us, VirtualScopics, LLC and certain of its former members. As we did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of VirtualScopics, LLC.

Immediately prior to the exchange transaction closing, VirtualScopics LLC members held outstanding warrants to purchase 559,221 VirtualScopics LLC membership units and options to purchase 2,444,798 VirtualScopics membership units. Pursuant to the Securities Exchange Agreement, we agreed to issue shares of our common stock upon the exercise of these warrants and options in lieu of VirtualScopics LLC membership units previously issuable under such options and warrants. Based upon the exchange ratio used in the exchange transaction, we are obligated upon the exercise of these warrants and options to issue 532,490 shares and 2,327,937 shares of our common stock, respectively.

At the closing of the exchange transaction we also redeemed and cancelled 70,537,500 shares of our common stock held by our former directors, Edward A. Sundberg and Lindsay Sundberg, for aggregate consideration of $200. In addition, upon consummation of the exchange transaction, officers, directors and the management of VirtualScopics, LLC became our officers, directors and management. Since the closing, Mr. Colby Chandler, Mr. Terence Walts and Dr. Charles Phelps have joined our board of directors and Mr. Mark Coburn resigned from our board of directors.

As of the closing of the exchange transaction, our trading symbol was changed from “CSAA.OB.” to “VSCP.OB” and our fiscal year was changed from August 31 to December 31.

Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we have succeeded to the business of VirtualScopics and plan to continue this business.

Concurrent with the closing of the exchange transaction and in two subsequent closings, we completed a private placement to accredited investors of 7,000 units, which included 7,000 shares of newly issued series A convertible preferred stock together with four year warrants for the purchase of up to 1,400,000 shares of common stock at a $4.00 per share exercise price. Each share of series A convertible preferred stock is initially convertible into 400 shares of our common stock. We received $7.0 million in gross proceeds from the private placement.

Business Overview

We are a provider of image-based biomarker solutions to the pharmaceutical, biotechnology and medical device industries. We focus on applying our imaging technology in two areas:

•	improving the efficiency and effectiveness of the pharmaceutical and medical device research and development processes; and

•	providing unique products to improve treatment planning and diagnosis of patients in a clinical setting.

Our image-based biomarker measurement and visualization tools enable automated, accurate and reproducible measurement of minute changes that occur in anatomic structures in musculoskeletal, oncological, cardiological and neurological diseases. For pharmaceutical, biotechnology and medical device manufacturers, these tools can significantly alleviate or reduce clinical development bottlenecks by dramatically increasing the speed, accuracy and reliability of the demonstration of a new compound’s efficacy. Further, these measurements can be used to assess the viability of continuing a drug development project and eliminate as soon as possible a drug that is doomed to fail. Early failure is critical to the pharmaceutical industry to prevent the expenditure of limited R&D funds on a drug that will not perform as expected. We believe that this is especially important today with the large number of compounds that are awaiting evaluation.

Our technology may also be applicable in the development of products for patient treatment and surgical planning. We will focus on the deployment of diagnostic tools and services in the areas of arthritis, cancer, cardiology, neurology and other diseases. This diagnostic use has not yet been cleared or approved by the U.S. Food and Drug Administration.

We have begun to seek application of our technology in the defense area with the Department of Defense award for a potential contract to analyze reconnaissance and surveillance imagery.

Benefits to Pharmaceutical, Biotech and Medical Device Companies

The benefits to pharmaceutical companies from using our image analysis tools can include shorter clinical development time, and earlier determination of the effectiveness or ineffectiveness of a new drug or compound. Our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of compounds that are likely to prove efficacious, through:

•	improved precision in the measurement of existing biomarkers resulting in shorter observation periods, with beneficial cost savings within a clinical trial;

•	new biomarkers, which are better correlated with disease states, again reducing trial length and therefore costs; and

•	reduced processing time for image data analysis through automation.

In addition, our technology reduces aggregate clinical development costs through:

•	improved precision for existing biomarkers, thus requiring smaller patient populations and lower administrative costs; and

•	new biomarkers that serve as better correlates, leading to better early screening and elimination of weak drug candidates in pre-clinical trials.

Benefits to Patients and Health Care Providers in a Diagnostic Setting

The specific diagnostic opportunities that we plan to pursue are treatment monitoring and surgical planning, with particular emphasis on the osteoarthritis and oncology markets. Osteoarthritis and cancer are leading causes of disability and death, respectively, throughout much of the developed world, and technologies for closely monitoring disease progression and response to treatment in both areas are currently lacking. We believe this presents us with a significant market opportunity.

In treatment monitoring and surgical planning, our technology is designed to offer patients and medical insurers the following benefits:

•
improved diagnosis of early stage patients in both osteoarthritis and cancer, which is a vital benefit, as early diagnosis is likely to lead to more successful and less expensive treatment, as well as better patient outcomes;

•
better treatment planning of patients based on determination of patient response to compounds or other treatment options (in oncology, for example, we have demonstrated the ability to determine whether patients are showing response to an anti-angiogenic drug after only 48 hours of treatment) (Glenn Liu et al., Dynamic Contrast-Enhanced Magnetic Resonance Imaging As a Pharmacodynamic Measure of Response After Acute Dosing of AG-013736, an Oral Angiogenesis Inhibitor, in Patients With Advanced Solid Tumors: Results From a Phase I Study,” Journal of Clinical Oncology, vol. 20, August 20, 2005); and

•	enhanced surgical planning leading to shorter and less invasive surgical procedures with improved patient outcomes.

In osteoarthritis, we believe that our technology is the only reliable and scalable technology on the market to be able to assess the current status of the cartilage in the knee, as well as determine if treatment options are improving the patient’s status. Additionally, we believe that our technology is the only one that can measure the health of the other surrounding tissues in the knee joint, including the meniscus and fluid volume, and surrounding muscle and ligament tissue. In oncology, we are the first company able to provide blood flow and volume measurements for cancer diagnosis and monitoring in a standardized and consistent way across multiple institutions (Jerry M. Collins, “Imaging and Other Biomarkers in Early Clinical Studies: One Step at a Time or Re-Engineering Drug Development?,” Journal of Clinical Oncology, vol. 20, August 20, 2005). These measurements are vital for assessing patient response to next-generation anti-angiogenic cancer drugs.

Our Technology Solution

Although the entire suite of our technologies encompasses more than 35 algorithms, the five technologies that form the key differentiators for our solution are as follows:

•	automated segmentation for easier lesion detection and measurement;

•	automated feature extraction for efficient and effective analysis;

•	automated co-registration for tracking changes over time;

•	orthogonal and multi-sequence fusion for integrating information from multiple sources; and

•	ability to measure blood flow and metabolic activity.

The discussion below provides an explanation of the above technologies and how these technologies are unique in comparison to what is presently available.

Automated Segmentation

We have developed a series of algorithms that automatically segment MRI and CT image files into the components seen on the original set of images (i.e., hard tissues, such as bones, and soft tissues including muscles, fat, skin, vasculature, etc.). CT scans use computerized analysis of x-rays to detect tumors. MRIs use magnetic fields and radio-frequency waves to produce three-dimensional (or 3D) images of normal and abnormal tissue. Low-contrast images and non-uniform-illuminated images are automatically segmented as well as, and as easily as, high-contrast image data files. We believe that our successful autosegmentation of both high and low-contrast image data files is an important breakthrough in medical image analysis.

The image produced through the autosegmentation process is extremely significant from a drug discovery standpoint. After the image data file has been autosegmented, the resulting 3D image is a highly accurate, computer-manipulable, composite-model. These models present each component as a separate 3D object. The model can be disassembled structure by structure on the computer screen in much the same way that a plastic composite model can be separated into its components. This capability allows an individual to focus on specific structures and obtain measurements of parameters such as thickness, volume or surface area to determine the efficacy of a drug in changing the size or shape of a lesion or other defect. This approach to measurement contrasts with the time-consuming and costly radiologist-driven evaluation process that is commonly used. Further, the ability to obtain highly accurate, segmented 3D models is designed to enable the use of new biomarkers to determine efficacy.

Other imaging technology developers have created “autorendered” 3D visualizations. These visualizations are “glued-together” images and do not allow for a structure to be segmented into its components in order to obtain the desired measurements to determine efficacy. Once again, the burden is on the radiologist to observe changes in the structure and obtain measurements of the biomarkers.

Automated Feature Extraction

In many cases, the structures that need to be extracted and measured in medical images do not have distinguishable statistical borders with some parts of the surrounding tissue. In these cases, statistics-based segmentation will not be able to fully identify the structures of interest. We handle these cases using an algorithm that combines statistical tissue identification with a 3D geometric model for structure shape that is able to estimate the optimal location for a hypothetical border where none is discernable in the data.

Automated Co-Registration

Another key to our technology for use in determining drug efficacy is a time-lapsed series of segmented MRI or CT image data files collected over a period of days, weeks, months or years. A patent-pending co-registration/disease tracking algorithm is applied to track the changes in a specific patient anatomy/pathology over time. We can create a continuous cine-loop, provide precise measurements, or create 3D motion trajectory maps of slowly changing pathology or degenerating joints. Further, all these phenomena are also presented as numerical values.

These capabilities rely on our core autosegmentation platform to produce ultra-high resolution data files. When a series of ultra-high resolution data files are viewed in sequence through our technology, clinical researchers can automatically track, analyze and measure disease response to drug therapy. Since the data file is segmented, the clinicians can focus in on biomarkers of interest. For example, the volume of the whole brain, including gray and white matter (common biomarkers for determining the effect of drugs aimed at treating certain neurological diseases) can be segmented and measured over time. This capability would significantly improve the drug discovery process for degenerative neurological diseases such as multiple sclerosis, Parkinson’s and Alzheimer’s diseases. Similarly, the time-lapse technology allows musculoskeletal clinical researchers to track a patient’s response to drug treatment for joint diseases such as osteoarthritis.

Standard MRI or CT exams may miss abnormal findings because certain pathologic conditions are dependent on the position of the joint or exist in response to stress. Special positioning devices must be used first to guide and maintain the joint in a specific imaging plane and second to produce the load. Using a series of six image data files collected over a period of minutes, its technology can produce a cine-loop of a joint and its surrounding tissue. This is designed to enable, for example, the assessment of a compound efficacy of diagnostic procedure in treating a ligament tear or the success of ACL tissue repair.

Orthogonal and Multi-Sequence Fusion

Data files are typically based on a single series of MRI or CT images. The reason that autosegmentation has historically been so difficult to achieve is because there is not enough contrast between multiple low-contrast structures, particularly in a standard MRI data file. Somehow the data resolution must be optimized to accentuate the contrast and enable autosegmentation. Our team has developed two new patent-pending data acquisition techniques to enhance our autosegmentation efforts, orthogonal and multi-sequence fusion of image data files. Both of these techniques optimize imaging data and provide the highest possible resolution and contrast in the data file, enabling the application of the autosegmentation algorithms.

Orthogonal fusion starts with two perpendicular series of images, which are fused and then reconstructed. This fusion-reconstruction process enhances inter-plane resolution. This eliminates the discrepancy between in-plane resolution and slice thickness and creates isotropic voxels, increasing the accuracy of the original data and producing an isotropic resolution DICOM data file. The autosegmentation algorithms can then be applied to create ultra-high resolution, isotropic, composite models.

The second technique supporting our autosegmentation algorithms is multi-sequence fusion. Multi-sequence fusion starts when multiple MRI image data files are obtained using different pulse/parameter sequences. An algorithm is then applied which automatically registers and merges the multiple MRI image data files. This enhances the visualization of different tissue types and improves the contrast between tissues. After image data files are fused, they can be segmented to create a 3D composite model containing the information of all the MRI data files. In addition, the sequences have been written by us in such a way that they can acquire multiple data sets in the same time as required for a single data set.

Measurement of Blood Flow and Metabolic Activity

A growing number of anti-cancer drugs both on the market (e.g., Iressa and Avastin) and under development are designed to reduce the blood supply available to tumors, thereby depriving them of the ability to grow and spread. During development, these compounds require the ability to accurately measure blood flow and vascular permeability in vivo, in order to determine dose-response relationships and compound efficacy. In the clinic, this same capability is necessary in order to determine whether a particular patient is responding to treatment. We have developed a method, using dynamic contrast enhanced magnetic resonance imaging (DCE-MRI), to accomplish this. This technique involves repeated imaging, generally every five to ten seconds, for a period of several minutes before and after the injection of a gadolinium-based, FDA-approved, contrast agent. Tracer concentration changes over time can then be measured both in normal and cancerous tissues, and based on this information parameters such as blood flow, blood volume and vascular permeability can be derived. These parameters have been shown to relate directly to the activity of anti-angiogenesis and anti-vascular cancer drugs, and to allow the prediction of response or failure after only a few days of treatment.

Sales and Marketing

Our business development strategy is centered on an active calling effort aimed at pharmaceutical companies, biotechnology companies, principal investigators and clinical research organizations, or CROs. To date, we have made significant inroads by having contracts with 15 of the leading pharmaceutical, biotechnology and medical device companies including Pfizer, GlaxoSmithKline, Johnson & Johnson (DePuy) and Wyeth. We continue to grow our business by leveraging relationships with our current customers. Our current customers have begun introducing us to other therapeutic groups within their organization. We continue to receive positive feedback from our customers, which has resulted in new projects.

In March 2004, we entered into a services and co-marketing agreement with Chondrometrics GmbH and a consulting agreement with Dr. Felix Eckstein, the founder of that company. Dr. Eckstein is an internationally recognized authority in osteoarthritis research, especially as it relates to cartilage degeneration. These agreements were intended to leverage the research activities between us and Dr. Eckstein and co-market each party’s services. The agreements expire on December 31, 2008, and automatically renew in one-year increments until either party delivers written notice of its intention not to renew.

In June 2005, we signed a non-exclusive partnership agreement with Research Dynamics Consulting Group Ltd. (a Rochester-based CRO) to co-market the clinical research services and technologies of both companies. The arrangement allows for either party to receive a 6.5% commission on the introduction of potential new customers.

Complementing our sales and marketing effort, we actively participate in medical conferences to showcase our technology, as well as collaborating with principal investigators on their academic research, which often results in highly visible, published research. We have already built a strong base of clinical collaborators across varied disease platforms.

We are continuing an active sales and marketing effort and are currently in discussions with a number of additional potential customers to form business and/or strategic alliances.

Pfizer Strategic Alliance

In July 2002, we entered into a multi-year strategic alliance under a clinical imaging and services agreement with Pfizer, which was expanded and renewed for two years in July 2005, to accelerate the discovery, validation and application of image-based biomarkers for clinical research. As part of the original agreement, Pfizer made an equity investment in VirtualScopics which is now represented by our common stock that Pfizer received in the exchange transaction. Pursuant to the terms of the agreement with Pfizer, we granted Pfizer a worldwide, non-exclusive, perpetual, royalty-free license to use, reproduce and modify “tool boxes” that we develop for Pfizer using our image analysis tools technology and that Pfizer will use for the research and development of its pharmaceutical products. The relationship enables Pfizer to apply our technology to ongoing clinical research in an effort to identify and validate biomarkers correlating to clinical outcomes. The biomarkers may then be used to assess the efficacy of new pharmaceutical compounds in the clinical trial process.

This alliance represents a growing trend in the pharmaceutical industry to apply new technologies to accelerate the clinical development of compounds. Pfizer has a long history of investing in new clinical technologies and is considered an industry leader in this area. We derived 71% and 81% of our revenue from Pfizer for the years ended December 31, 2005 and 2004, respectively.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

We estimate the current market for MRI and CT image analysis in clinical drug trials is approximately $140 million and is growing at over a 50% annual rate. The market is expected to exceed $1.0 billion annually by 2010. The use of MRI and CT imaging to determine efficacy of drugs is expected to continue rapid growth.
Growth is a function of:

•	the FDA’s desire to use MRI and CT imaging to determine efficacy due to its non-invasive nature;

•	the pharmaceutical industry’s desire to accelerate the time to market and reduce the cost of clinical drug trials; and

•	an increase in the number of drugs undergoing clinical trials owing to significant and growing pharmaceutical R&D.

Currently, the most significant bottleneck in drug development is the clinical trial process. In a recent study, Lehman Brothers and McKinsey & Co. estimate that the clinical development phase takes approximately seven years (50% of the total time) and $690 million (80% of the total cost of drug development), as illustrated below.

Total Time to Develop a New Pharmaceutical Compound

Years

Total Cost to Develop a New Pharmaceutical Compound

($million)

Source: Lehman Brothers and McKinsey & Co.

Image Analysis and Image-Based Biomarker Development

We have conducted extensive primary research to determine the current size of the market for image analysis services in the pharmaceutical industry. The information was collected as part of our discussions with many of the major companies that currently serve the industry. These include Bio-Imaging Technologies, Synarc, Beacon Bioscience, Perceptive, Duke Image Analysis Laboratories and Boston University, as well as a number of other academic centers in the United States and Europe. We have found that the market is fragmented, with approximately $140 million in total annual revenues projected for 2005.

The industry is currently undergoing a rapid growth phase as the use of imaging end-points is becoming more accepted by the FDA and the number of compounds being tested by pharmaceutical companies continues to increase. We estimate the annual growth rate for the market at 40% to 60% for the next five years. Our estimates are based on a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are growing even faster. Specifically, Bio-Imaging Technologies, Perceptive (division of Parexel), Synarc and Beacon Bioscience.

We have also conducted extensive market research to fully understand the potential market opportunity for image analysis and image-based biomarker development for clinical drug studies. This research entailed meetings and phone interviews with leading experts in the areas of medical imaging, drug development and medical research, and with specialists in neurology, oncology and musculoskeletal disorders. More than 20 companies and academic centers (which serve as clinical trial sites) participated in our market research. Based on this research, we estimate that the market, which has projected sales of $140 million in 2005, has the potential to continue to grow at a 50% annual rate to reach $1.0 billion in total sales by 2010.

The following table displays the number of drugs, in all therapeutic areas, currently in Phases II and III, the average number of patients in a study, which is based on our own experience and confirmed through market research, and the average number of scans per patient annually. We have assumed that within the next five years between 25% and 40% of clinical trials will be using MRI or CT to determine efficacy. We estimate that approximately 35% of clinical trials can use imaging end-points to better determine efficacy. These include oncology, musculoskeletal and neurology clinical trials, and cardiology trials. The $750 assumed charge per image is based on our current price of $800 and the average market rate for premium image analysis services.
Total Market Potential in 2010
	No. of Drug Trials*	% of Trials using MRI/CT in 2010 in targeted areas	No. of Patients	No. of Revisits/ Annual Scans	Price Per Image	Market Potential
Phase I & II	2,107	35%	100	3	$750	$166 million
Phase III	719	35%	1250	3	$750	$708 million
Totals	2,826					$874 million

*Source: Biospace.com (September 2005)

It is likely that this estimate of market potential is conservative. This is based on the fact that the number of drugs in Phase II and III studies will continue to increase due to the pharmaceutical companies’ significant and growing R&D budgets, combined with the likelihood that greater than 35% of the studies will rely on MRI or CT imaging.

Market for Diagnostic Applications

Currently, more than 355 million people worldwide have arthritis (joint inflammation), according to published data. Arthritis is one of the most prevalent diseases and leading cause of disabilities in the United States, affecting nearly 46 million Americans of all ages, or about one of every six people. Arthritis is one of the most prevalent chronic health problems and the nation’s leading cause of disability among Americans over age 15. There are more than 100 types of arthritis, such as osteoarthritis, rheumatoid arthritis (and juvenile rheumatoid arthritis), gout and psoriatic arthritis. Arthritis has been reported as the cause of disability more than any other chronic disease including back pain, heart or lung conditions, diabetes or cancer.

Osteoarthritis, a degenerative joint disease and one of the most common forms of arthritis, affects almost 190 million people worldwide (53% of arthritis patients) and 20.7 million Americans. It primarily affects the joint cartilage. It usually affects the weight-bearing joints, such as knee, feet, spine and fingers. It results in nearly 39 million physician visits annually in the United States, according to statistics from the Arthritis Foundation and Centers for Disease Control & Prevention, 2002 and 2005.

An increasing trend is the use of imaging technology, as it provides a non-invasive method, to diagnose and plan for the treatment of diseases. Currently, the aggregate market for medical imaging services by hospitals and imaging centers generates $48 billion in annual revenues. We plan to tap into this market by providing quantification and visualization services for existing MRI and CT imaging modalities.

There are approximately 20,000 CT scanners and 14,000 MRI scanners in use globally. Assuming one image per week is sent from each of the scanners to us for analysis at an average price per analysis of $250, the resulting opportunity approximates $850 million annually.

Image Analysis Solutions in Pharmaceutical and Medical Device Industries

Drug discovery and development has been constrained by the lack of accurate image analysis tools and appropriate image-based biomarkers. In many clinical studies, X-ray is the chosen modality for evaluating a compound’s efficacy. X-ray imaging in drug discovery has significant limitations, which include:

•	partial or complete inability to detect changes in a region of interest due to poor contrast or occlusion;

•	subject to inter/intra-observer variability - error in radiologist measurements can amount to upwards of 30% for small structures of interest;

•	the need for a radiologist to perform manual tracings is not only subject to error, but is also time consuming; and

•	reliance on a radiologist for biomarker measurements results in very limited throughput.

The constraints mentioned above can add months and years to the drug discovery process.

The use of MRI and CT to determine drug efficacy is increasing, owing to its superior information content relative to X-ray. MRI and CT are more sensitive to pathology, provide higher contrast for soft tissue and are three-dimensional. These attributes improve the detection of disease and the ability to monitor disease progression over time. While MRI and CT are preferred modalities, they too suffer from the need to have a radiologist review the images, detect disease, monitor progression and, when necessary, perform manual calculations.

Diagnostic Service in the Arthritis Market

Outside of cardiovascular diseases, arthritis is the most common disease in the United States affecting the population at large. Arthritis is the source of at least 44 million visits to health care providers, 744,000 hospitalizations, and 4 million days of hospital care per year. Nearly 60% of persons with arthritis are in the working age population, and they have a low rate of labor force participation.

Disabilities and illness from arthritis have a sizable impact on the U.S. economy. The estimated cost of arthritis is about $64.8 billion. Of this amount, 24% was attributable to direct medical costs and 76% was attributable to indirect costs from lost wages. Drug sales of anti-arthritics in the United States totaled $1.7 billion for the year ended November 1998 for 70.5 million prescriptions dispensed. In the United States, more than $35 billion is spent annually on medical expenses and lost wages related to osteoarthritis, according to the CDC.

In the early stages, arthritis is generally treated with conservative nonsurgical measures. Ultimately, if the disease does not respond to these options, several surgical remedies (i.e., arthroscopic surgery and cartilage grafting) are used. Joint replacement is often used to relieve the pain and disability that accompanies all types of arthritis.

Early diagnosis is important to begin treatment that can help relieve pain, improve mobility and minimize long-term disability. Currently, patients go through a long “trial-and-error” period with their physicians in an attempt to find a drug or appropriate life style change that relieves pain without causing severe side effects.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our services from our competitors’ products and services. We consider our patented technology and the technology for which we have applied for patent protection to be of material importance to our business plan. We hold seven patents issued by the United States Patent and Trademark Office. We have also applied for a number of other patents, both domestically and in foreign jurisdictions. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws. Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Competition

Our competition is largely comprised of a limited number of university research centers that are working on developing the next generation of image analysis tools. Aside from the university centers, there are a few commercial entities that have a desire to provide these advanced image services; however, we believe they are constrained by their lack of technical capabilities.

One group of potential competitors is clinical research organizations (CROs) providing clinical trial services to pharmaceutical companies. As of the date of this report, we believe that none of the leading CROs have technology capabilities that are comparable to our technology.

CROs typically provide manual and non-differentiated interpretation of medical images for the pharmaceutical industry. The second group of competitors are technology companies that provide 3D visualization technology to medical equipment manufacturers and hospitals. We may compete with these companies in providing diagnostics services to the market.

We believe that currently there is an opportunity for us to establish a technology advantage and a set of differentiated services in the advanced image-based biomarker market.

Competitors in Accelerating Pharmaceutical and Medical Device Development

The main CROs which participate in imaging trials are Bio-Imaging Technologies, Synarc, Perceptive and Beacon Bioscience. It is our understanding that these companies use predominately manual approaches that are unable to quantify minute structures in medical images. As a result, it may be difficult for them to offer differentiated services to achieve higher profit margins. Additionally, some academic centers have worked on software that has applications for neurological diseases. These academic centers include Duke Image Analysis Laboratory, University of Pennsylvania, University of Montreal and University of California at San Francisco. However, we believe these organizations lack the required FDA compliance standards and ability to scale their operations to meet customer demand and we believe they offer inferior technology.

Based on our research and feedback from our customers, we believe that our technology is superior to the technologies and methods currently utilized by CROs because of our patented autosegmentation capabilities, patent-pending data processing techniques and orthogonal and multi-sequence fusion. These proprietary processing techniques enhance the MRI or CT data file and allow for segmentation of the most complex structures that are critical to evaluation of disease progression. For example, currently CROs are unable to provide automated volumetric quantification of meniscus volume, bone marrow edema volume, T2 lesions volume and cartilage roughness. Our work has shown that all of these end-points are critical markers for determining the stage of osteoarthritis in patients.

We believe CROs recognize the pharmaceutical industry’s desire to have a quicker, less costly and more efficient means of determining efficacy through imaging, but they have not focused on developing the technology. It is highly likely that CROs will obtain the desired capabilities through the acquisition of a company that has developed the necessary image analysis technology. Given that there are a limited number of entities with automated segmentation and measurement technology, an acquisition of such an entity by a CRO would position the CRO at the forefront of a growing market.

Academic institutions such as the University of Pennsylvania, University of Montreal and University of California at San Francisco tend to have more advanced technology than their commercial peers. However, their commercial efforts are constrained by being part of an academic institution.

Indirect Competitors in Diagnostic Market

Our three-dimensional visualization software offers significant advantages for viewing joint images. Our software is able to not only create 3D visualization, but also to separate a volume into its component structures, i.e., hard tissues, such as bones, and soft tissues, including muscles, fat, skin and vasculature. Low-contrast images and those with non-homogeneous gross intensity are automatically segmented as well as, and as easily as, high-contrast image data files. The successful segmentation of both high and low-contrast image data files is an important breakthrough in medical image analysis. This capability allows an analyst to focus on specific biomarkers and obtain volume and shape measurements of biological structures, such as cartilage, meniscus, fluid and bone narrow edema.

The need to diagnose and to provide treatment and surgical planning for osteoarthritis patients is not a new problem. As a result, many large and small companies have been trying to find a solution. The treatment and surgical planning for a number of diseases is hampered by the lack of appropriate measurements and visualization tools. It is difficult and extremely challenging to determine compound efficacy in a disease such as osteoarthritis.

We have identified the research efforts of the following companies as potential competition due to our attempts to solve similar problems. These companies are Vital Images, Cedara, Medical Media Systems, R2 Technology and ViaTronix. Customers such as GE Healthcare, Philips, Siemens and Toshiba currently use software from these companies.

Government Regulation

Healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare-related company such as VirtualScopics.

The federal government regulates healthcare through various agencies, including the following:

•	the Food and Drug Administration, or FDA, which administers the Food, Drug, and Cosmetic Act, or FD&C Act, as well as other relevant laws;

•	Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare and Medicaid programs;

•
the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and

•	the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

All of the aforementioned are agencies within the Department of Health and Human Services, or HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

FDA

We currently meet the requirements of Good Clinical Practices: Consolidated Guidance, which governs the conduct of clinical trials, and our software complies with the FDA’s Regulation 21 CFR Part 11 (Electronic Records; Signatures) and 21 CFR Part 820.30, which outline the requirements for design controls in medical devices.

The FDA regulates medical devices. A “medical device,” or device, is an article, including software and software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Computer software that complements a CT or MRI scan, such as VirtualScopics, is considered a medical device and is therefore subject to FDA regulation. Even when used to assist clinical trials, the software may be considered a medical device subject to clearance or approval by the FDA, as discussed below, depending on how the software is used.

To date, no such FDA clearance or approval has been sought or granted and, accordingly, our sales have been limited to those uses not requiring FDA clearance or approval. Absent such approval or clearance and to comply with the FD&C Act, our current sales to pharmaceutical companies for use in clinical drug trials is limited to those protocols where the image-based product is used by radiologists to facilitate their observations of and to document MRI or CT scans. Our significant growth in the clinical drug trial area depends on acceptance by the FDA of image-based biomarkers for new drug approvals. No assurance can be given that the FDA will continue or increase acceptance of biomarkers for new drug approvals. We would need to obtain FDA clearance or approval, as discussed below, before using our technology and services for diagnostic or treatment planning in a clinical setting or as part of a clinical trial. No assurance can be given that such clearance or approval would be granted or that it would be granted in a timely manner.

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. In the United States, we generally are able to obtain permission to distribute a new device in two ways. The first applies to any new device that is substantially equivalent to a device first marketed prior to May 1976. In this case, to obtain FDA permission to distribute the device, we generally must submit a premarket notification application (a section 510(k) submission), and receive an FDA order finding substantial equivalence to a device (first marketed prior to May 1976) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device.

If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the United States. The 510(k) process is normally used for software products of the type that we propose distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes on average about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming and resource intensive and problematic, premarket approval, or PMA, process described below.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval generally are required before we can market the product in the United States. First, we must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review our PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use.

Certain changes to existing devices that do not significantly affect safety or effectiveness can be made with in vitro testing under reduced regulatory procedures, generally without human clinical trials and by filing a PMA supplement to a prior PMA. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

After approval or clearance to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, have the power to withdraw the clearance or require changes to a device, its manufacturing process, or its labeling or additional proof that regulatory requirements have been met.

A device manufacturer is also required to register with the FDA. As a result, we may be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell product and to undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require us to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

Medicare and Medicaid

Inasmuch as a significant percentage of the projected patient population that could potentially benefit from our device are elderly, Medicare would likely be a potential source of reimbursement. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease, and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a National Coverage Determination. There are new statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device (i.e., the device’s label) as approved or cleared by the FDA, but coverage can be narrower. In that regard, a coverage determination may be so limited that relatively few patients will qualify for a covered use of the device; a narrow Medicare coverage determination may undermine the commercial viability of the device.

A coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition especially for a new technology and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for that device. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

Even if Medicare covers a device for certain uses, that does not mean that the level of reimbursement will be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through two sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System, or OPPS, and the other, for procedures in physicians’ offices under the Resource-Based Relative Value Scales, or RBRVS (i.e., Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20% depending on the service. Usually, Medicaid pays less than Medicare, assuming that the state covers the service. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers, e.g., physicians, by private and public payors are expected to continue.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us. These federal laws include, by way of example, the following:

•
The anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

•
The physician self-referral prohibition (commonly referred to as the Stark Law), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•	The anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•
The False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

•	The Civil Monetary Penalties, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons may be filed by almost anyone, including present and former patients or nurses and other employees, and even competitors. HIPAA, in addition to its privacy provisions, created a series of new healthcare related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a supplier’s liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from either purchasing or using the device.

Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and it is unlikely that we would, based on our current business model, be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties.

Research and Development Costs

We incurred approximately $853,085 and $1,238,665 in research and development costs for the years ended December 31, 2005 and 2004, respectively

Customers

Pfizer projects represented 71% of our revenue in 2005 and 81% in 2004. Therefore, at present, our results will depend on our strategic alliance with Pfizer and the delivery of our services to Pfizer. Additionally, Pfizer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by Pfizer to discontinue or limit our relationship could have a material adverse impact on our business.

Employees

As of February 28, 2006, we had 49 employees and six contract radiologists. Of our employees, 45 are full-time.

ITEM 2: Description of Property

We lease 12,258 square feet of office space at our corporate headquarters in Rochester, New York. The annual rent under the lease is approximately $180,000. The lease ended in March 2006 and was renewed for an additional two-year term. We believe that the size and condition of our existing leased facility is sufficient to meet our current requirements.

ITEM 3: Legal Proceedings

VirtualScopics is currently not a party to any pending or threatened litigation. In the summer of 2005, VirtualScopics’ former chief executive officer and president made a demand for severance payments alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options. No legal proceeding has been initiated to date with respect to this demand. VirtualScopics believes the demand is without merit and intends to vigorously defend against the demand. As of December 31, 2005, we did not accrue any liability related to the demand.

ITEM 4: Submission of Matters to Vote of Security Holders

The holders of 69,712,605 shares of our outstanding common stock executed a written consent dated October 30, 2005 in favor of the following actions:

•
approval of the VirtualScopics, LLC exchange transaction, the securities exchange agreement providing for the transaction, and the transactions contemplated by the exchange transaction and the exchange agreement;

•
approval of a Confidential Private Placement Memorandum, dated October 3, 2005, providing for the offer of a minimum of $3.0 million in shares of our series A preferred stock and warrants to purchase shares of our common stock, and the transactions contemplated by the Confidential Private Placement Memorandum;

•	the appointment of a new slate of officers and directors of the company (effective as of the closing of the exchange transaction), and
•	approval of an amendment to our certificate of incorporation to change our name from ConsultAmerica, Inc. to VirtualScopics, Inc. (effective as of the closing of the exchange transaction).

For a more complete summary of our reincorporation and corporate name change, see our Report on Form 8-K dated November 10, 2005 filed with the SEC on that date. There were no other matters submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

Since the closing of our exchange transaction on November 4, 2005, our shares of common stock have been quoted and listed for trading on the OTC Bulletin Board under symbol “VSCP.OB.” Prior to that date, there was no active market for our common stock. We have applied for listing on the NASDAQ Capital Market and American Stock Exchange, but cannot be certain that we will receive approval. Between November 4, 2005 and December 31, 2005, the high and low closing prices for our common stock, as reported by the OTC Bulletin Board were $7.75 and $2.97, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of February 28, 2006, we had approximately 60 registered holders of record of shares of our common stock.

Dividend Policy

We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Dividends may be paid on our common stock only if and when declared by our board of directors and paid on an as-converted basis to the holders of our series A convertible preferred stock.

Issuer Repurchases of Equity Securities

Concurrent with the closing on November 4, 2005 of our exchange transaction with VirtualScopics LLC, we redeemed 70,537,500 shares of our common stock from our former directors, Edward A. Sundberg and Lindsay Sundberg, for aggregate consideration of $200 and immediately cancelled those shares.

ITEM 6: Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, consolidated changes in stockholders’ equity and cash flow for the years ended December 31, 2005 and December 31, 2004, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

We are a provider of image-based biomarker solutions to the pharmaceutical, biotechnology and medical device industries. We focus on applying our imaging technology in two areas:

•	improving the efficiency and effectiveness of the pharmaceutical and medical device research and development processes; and

•	providing unique products to improve treatment planning and diagnosis of patients in a clinical setting.

We were originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC, in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. These newly issued shares constitute approximately 70% of our outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we have succeeded to the business of VirtualScopics and plan to continue this business.

In July 2000, VirtualScopics was formed after being spun out of the University of Rochester. In June 2002, VirtualScopics purchased the underlying technology and patents created by VirtualScopics’ founders from the University. VirtualScopics owns all rights to the patents underlying its technology. Since VirtualScopics’ inception, VirtualScopics’ principal activities have consisted of:

•	research and development;

•	hiring technical, sales and other personnel;

•	business development of customer and strategic relationships; and

•	raising capital.

During this time, however, we have been able to expand our customer base. In 2003, we performed our services for 8 customers. Since the beginning of 2005 we have added 16 new customers, for a total of 29 as of the date of this report. Revenue over this time has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and sexual dysfunction areas. We expect that the concentration of our revenue will continue in these services and in those areas in 2006. Revenues are recognized as the MRI and CT images that we process are quantified and delivered to our customers.

We have found that our customers value the ability to better understand the efficacy profile of their compounds. To date, nearly all of our customers have expressed interest in expanding their service agreements with us. We have also submitted proposals and bids for a number of other contracts. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of its existing contracts will not be cancelled on 30 days’ advance notice by a customer.

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not accept our services due to performance reasons. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed. Recognition of revenue under the contract may also be affected by the timing of patient recruitment or image site identification and training.

Results of Operations

Results of Operations for Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

We had revenues of approximately $3.5 million for the year ended December 31, 2005. Through 2005, we have performed work for 27 customers in connection with our pharmaceutical drug trials in the fields of oncology, cardiovascular, osteoarthritis and various other projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies.

Our revenues for the year ended December 31, 2004 totaled approximately $2.5 million. The increase in 2005 compared to 2004 is attributable to a new cardiovascular project began in February 2005. The project total billings exceeded $800,000 and were recognized over approximately six months in 2005. There was no similar project of that magnitude in 2004. In both 2005 and 2004, we derived 71% and 81%, respectively, of our revenue from projects with Pfizer. We anticipate that our revenues from Pfizer will continue to grow, however, the relative percentage of the Pfizer business will decline in 2006 as we continue to broaden our customer base through revenue expected from existing projects and from new customers with whom we are currently negotiating contracts.

Gross Profit

We had a gross profit of $1,277,000 for the year ended December 31, 2005 compared to $952,000 for the comparable period in 2004. Our gross profit margin remained consistent year over year to approximately 37% for the year ended December 31, 2005 compared to approximately 38% for the comparable period in 2004. During the later half of 2005, we began increasing our staff to support the increase in new contracts being signed that are scheduled to begin in early 2006.

Research and Development

Research and development costs declined in 2005 by $386,000, or 31%, to $853,000, when compared to 2004. The decline was largely attributed to a new cardiovascular development project for a customer that began in February 2005. The project required a significant amount of effort from our software development group. As a result, their time was allocated to service costs rather than research and development, as it related to developing this specific module for a customer. Aside from this project, the staffing within our research and development group was consistent with the prior year.

Sales and Marketing

Sales and marketing costs declined in 2005 by $53,000, or 11%, to $443,000, when compared to 2004. The decrease was a result of fewer dedicated business development staff in 2005 as compared to 2004. During most of 2005, there was one person dedicated to the selling efforts of the company, as compared to two in 2004. At the end of 2005, we hired an additional business development/marketing individual to assist with the selling efforts. We plan to add additional business development staff in 2006.

General and Administrative

General and administrative costs increased in 2005 by $375,000, or 30%, to $1,626,000, when compared to 2004. The increase is largely attributable to costs associated with the exchange transaction between ConsultAmerica, Inc. and VirtualScopics, LLC. These costs included legal fees, filing fees, as well as audit and tax related services. The increase in general and administrative expenses was partially offset by the decrease in general and administrative payroll as the Chief Executive Officer that started with the Company in June 2005 was compensated only in stock options during 2005. Our previous Chief Executive Officer was paid in both cash and stock options. We expect that our general and administrative costs will increase in 2006 as the result of being a publicly traded company.

Depreciation and Amortization

Depreciation and amortization charges increased in 2005 by $90,000, or 29%, to $407,000, when compared to 2004.. This increase is attributable to the increase in amortization of approximately $55,000 related to the increase in patent amortization in addition to the amortization of our usage of the MRI machine at the University of Rochester (see Note 2 of our December 31, 2005 Notes to Consolidated Financial Statements) as well as approximately $35,000 in additional depreciation on fixed assets acquired in 2005 and the later part of 2004.

Interest (Expense)/Income, net

Interest income for the year ended December 31, 2005 was $36,000 comprised of interest derived on the company’s operating and savings accounts, compared to interest income of $27,000 in the same period in 2004. The increase in interest income was a reflection of the higher average rates of return on our savings accounts in 2005 compared to 2004. Interest expense for the years ended December 31, 2005 and 2004 was $29,000. This interest expense was due to loans from certain VirtualScopics stockholders.

Net Loss

Our net loss for the year ended December 31, 2005 was $2,045,000 compared to a net loss of $2,351,000 for the year ended December 31, 2004. The decrease in our net loss over the prior period was primarily related to higher revenues generated in 2005.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Series A Preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. The Series A convertible preferred stock was fully convertible at the issuance date and the value of the beneficial conversion feature was recorded as a deemed dividend. As a result, the net loss attributable to common shareholders for the year ended December 31, 2005 was $6,327,952.

Liquidity and Capital Resources

Our working capital as of December 31, 2005 was approximately $5,899,000 compared to working capital of approximately $1,786,000 as of December 31, 2004. The increase was primarily a result of our recently completed private placement.

On November 4, 2005, and in two subsequent closings on November 23, 2005 and December 2, 2005, we closed on our private placement for the sale of 7,000 shares of our newly issued series A convertible preferred stock. We received gross proceeds of $7,000,000 from the private placement. The proceeds from our 2005 private placement have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. As of February 28, 2006, we had approximately $5.6 million in cash and cash equivalents.

Net cash used in operating activities totaled $2,857,000 in 2005 compared to $1,060,000 in 2004. This increase was primarily the result of significant advances from Pfizer in 2003 and 2004 for the prepayment of services that were performed in 2005. As the company delivers on the services to Pfizer, revenue is recognized and offset against deferred revenue. In addition to the decline in deferred revenue in 2005, the company’s receivables increased over $300,000 as a result of the increase in new customers.

We invested $270,000 in the purchase of equipment and the acquisition of patents in 2005, compared to $383,000 for the investment of these items in 2004. This slight decrease reflects the intentional reduction in expenses by the Company to conserve cash.

Net cash provided by our financing activities in 2005 was $5,996,000, compared to $1,584,000 in 2004. This increase was due to the private placement of our newly issued Series A Convertible Preferred Stock in November 2005.

We plan to utilize the net proceeds from the private placement to support the proposed expansion of our business to serve larger scale clinical trials, further research and development of existing and new targeted therapeutic areas, and develop and market diagnostic and treatment planning products. We also plan to continue our sales and marketing strategy with presentations to pharmaceutical companies and participation in medical conferences.

We currently expect that existing cash and cash equivalents will be sufficient to fund operations for the next 12 months. If in the next 12 months our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the consulting agreements and operating leases (as described in “Contractual Obligations” below) that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005, which we expect to have an affect on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years
Operating Leases	$430,226	$192,683	$237,533
Consulting Agreements (1)	109,200	109,200

(1)
In connection with one of our consulting arrangement with Dr. Felix Eckstein, we also entered into a Services and Co-Marketing Agreement dated March 1, 2004, in which we agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to 7% of gross revenues derived by us from certain services each year throughout the term of the agreement. We are obligated to make minimum payments to Chondrometrics for the first three years of the agreement. As such we made a payment to Chondrometrics of $110,700 in 2004. In 2005, the minimum payment of $75,000 was made. Additionally, we are obligated to make a minimum payment of $60,000 for the period ended March 31, 2006. The agreement terminates on December 31, 2008 unless terminated earlier pursuant to the agreement.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United Sates of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our financial statements appearing elsewhere in this report. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, consultants and research-related overhead expenses. Research and development costs are expensed as incurred.

Stock-Based Compensation

We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123,

We have granted stock options to consultants in exchange for services. Given the absence of an active market for our common stock prior to our recapitalization in November 2005, we were required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim annual period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard beginning January 1, 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied retrospectively pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3,” “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

Risk Factors

You should carefully consider the following risk factors before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability.

VirtualScopics was formed in July 2000 and began generating revenue in December 2000. VirtualScopics has incurred significant losses from operating activities since it began operations over the last five and a half years. Limited operating and financial information is available to evaluate our historical performance and future prospects. Thus, we face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

Because the image-based biomarker technologies industry is new and evolving, its future growth or ultimate size is difficult to predict. Our business will not grow if the use of image-based biomarkers does not continue to grow.

We are a provider of image-based biomarker solutions in the emerging image-based biomarker industry. Our industry is in the early stages of market acceptance of products and related services and is subject to rapid and significant technological change. Because of the new and evolving nature of technologies comprising image-based biomarker solutions and services, it is difficult to predict the size of the image-based biomarker market, the rate at which the market for our services will grow or be accepted, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our services fails to develop or grows more slowly than anticipated, we would be significantly and materially adversely affected.

If our products and services do not achieve market acceptance, we may not achieve future growth.

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve future growth which would have a detrimental effect on our businesses. Our ability to generate revenues is highly dependent on building and maintaining relationships with leading pharmaceutical, medical device, medical technology and healthcare companies. No assurance can be given that a sufficient number of such companies will demand our services or other image-based biomarker services, thereby expanding the overall market for image-based biomarker services and enabling us to increase our revenue to the extent expected. In addition, the rate of the market’s acceptance of MRI and CT image-based biomarkers cannot be predicted. Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

Our future growth will be harmed if we are unsuccessful in developing and maintaining good relationships with marketing and distribution entities.

Our business strategy may in the future be dependent on our ability to develop relationships with marketing and distribution entities such as CROs, and medical technology companies that allow us to increase our throughput capacity, specifically for conducting Phase III clinical trials. These entities recommend our services to our clients, provide us with referrals and help us build presence in the market. These relationships require a significant amount of time to develop. Currently, we have established a limited number of these relationships. We must expand current relationships and establish new relationships to grow our business in accordance with our business plan. We may not be able to identify, establish, expand and maintain good relationships with quality distribution entities. Additionally, it is uncertain that such relationships will fully support and recommend our services. Our failure to identify, establish, expand and maintain good relationships with quality marketing and distribution entities would have a material and adverse effect on our business.

We are dependent on our strategic alliance with Pfizer until we can diversify our customer base, and a significant portion of our resources are required to maintain this alliance.

While we continue to pursue a broad range of customers, our agreement with Pfizer will require us to devote a substantial portion of our business efforts to this strategic alliance. Pfizer projects represented 71% of our revenue in 2005 and 81% in 2004. We anticipate that our revenues from Pfizer will continue to grow, however, the relative percentage of the Pfizer business will decline as we continue to broaden our customer base. Therefore, at present, our results will depend heavily on our strategic alliance with Pfizer and the delivery of our services to Pfizer. Additionally, Pfizer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by Pfizer to discontinue or limit our relationship could have a material adverse impact on our business.

The majority of the contracts we have with customers are cancelable for any reason by giving 30 days’ advance notice.

Our customers typically engage us to perform services for them on a project-by-project basis and are required by us to enter into a written contractual agreement for the work, labor and services to be performed. Generally, our project contracts are terminable by the customer for any or no reason on 30 days’ advance notice to us. If a number of our customers were to exercise cancellation rights, our business and operating results would be materially and adversely affected.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our business is unproven on a large scale and actual operating margins may be less than expected. If we are unable to scale our capacity efficiently, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results.

Our products and services may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

Our services are new and our business model is evolving. Our services depend on the needs of our customers and their desire to utilize image-based biomarkers in drug development, new medical device development and clinical diagnosis and treatment. Since the image-based biomarker industry is characterized by evolving technologies, uncertain technology and limited availability of standards, we must respond to new research findings and technological changes affecting our customers and alliance partners. We may not be successful in developing and marketing, on a timely and cost-effective basis, new or modified products and services, which respond to technological changes, evolving customer requirements and competition. If we are unsuccessful in this regard, our business and operating results could be materially and adversely affected.

If we fail to recruit and retain qualified senior management and other key personnel, we will not be able to execute our business plan.

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management employees. The industry is characterized by heavy reliance on luminaries and opinion leaders in the therapeutic areas. We must, therefore, attract leading medical and engineering talent both as full-time employees and as collaborators, to be able to execute our business strategy. Presently, our key senior management and key employees are: Dr. Saara Totterman, Chief Medical Officer, Dr. Jose Tamez-Pena, Chief Technology Officer, and Dr. Edward Ashton, Chief Scientific Officer.

We have not entered into employment agreements with any members of our key senior management team, although our agreements with some of these members contain confidentiality and non-competition provisions. The loss of the services of one or more of our senior managers could impair our ability to execute our business plan, which could hinder the development of products and services and materially and adversely affect our business and results of operation.

If we fail to protect our intellectual property, our current competitive strengths could be eroded and we could lose customers, market share and revenues.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our service from our competitors’ products and services. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

We hold United States patents which begin to expire in November 2018 through January 2023. We have a number of foreign filings pending, or issued, which cover the technology that is the subject of our United States patents. We also have a number of pending United States patent applications with corresponding foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. In addition, our contractual relationships, including our strategic alliance with Pfizer, gives proprietary rights, including ownership rights, in proprietary technology to parties other than us. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If others’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents. If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our products and services do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

Our business is heavily reliant upon patented and patentable systems and methods used in our image-based biomarker solutions and related intellectual property. In the event that products and services we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and services or obtain a license for the manufacture and/or sale of such products and services. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products and services or proposed products and services are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

We are subject to numerous pharmaceutical, medical device and healthcare industry regulations, which could adversely affect the nature and extent of the products and services we offer.

Many aspects of the pharmaceutical, medical device and healthcare industry are subject to regulation at the federal level. From time to time, the regulatory entities that have jurisdiction over the industry adopt new or modified regulations or take other actions as a result of their own regulatory processes or as directed by other governmental bodies. This changing regulatory environment could adversely affect the nature and extent of the services we are able to offer.

To date, our sales have been limited to those uses not requiring FDA clearance or approval. To significantly expand our business, we would need to obtain FDA clearance or approval before marketing our products. There can be no assurance that such clearance or approval would be granted or that it would be granted in a timely manner. Our inability to obtain the requisite clearance or approval from the FDA may have a significant adverse financial impact on our operations and financial viability. To effectively market our products to physicians as a diagnostic and treatment aid, we would also need to obtain appropriate coverage and favorable reimbursement from third-party payors, such as Medicare. There can be no assurance that appropriate coverage would be granted or that reimbursement levels or conditions of coverage would be adequate to ensure acceptance among physicians.

We may in the future experience competition from academic sites and imaging CRO’s.

Competition in the development of image-based biomarker technologies is expected to become more intense. Competitors range from university-based research and development projects to development stage companies and major domestic and international companies. Many of these entities have financial, technical, marketing, sales, distribution and other resources significantly greater than ours. There can be no assurance that we can continue to develop our biomaker technologies or that present or future competitors will not develop technologies that render our image-based biomaker technology obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

The trading price of our stock may be adversely affected if we are not able to expand.

Our future plans are based on the assumption that we will derive from the use of our technology in diagnostic products. We have also assumed that we would be able to fund the development and growth of this part of our business from, in part, our existing and projected revenue from pharmaceutical clinical trials. Before we can expand our business, we will need significant further development and marketing of our technology for use in diagnostic products. We have not, at this time, identified all of the development and marketing requirements for this application of our technology. If we are unable to generate the necessary funds for this development and marketing and our expansion, we may be required to seek additional capital to fund these activities. In addition, if our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of the net proceeds we received in our recent private placement to fund such expenses and/or seek additional capital. This will depend on a number of factors, including, but not limited to:

•	our ability to successfully market our products;

•	the growth and size of the image-based biomarker technology industry;

•	the market acceptance of our products and services; and

•	our ability to manage and sustain the growth of our business.

If we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital would have a material adverse effect on our business. If we issue additional equity securities in the future, you could experience dilution or a reduction in priority of your securities.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as product liability claims or other litigation; the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance.

Because we became public through a “reverse public offering,” we may not be able to attract the attention of major brokerage firms.

Additional risks are associated with becoming public through a “reverse public offering.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of us in the future.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our shareholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, our shareholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of the shares of our common stock are eligible for sale, and their sale could depress the market price of the our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In the exchange transaction, we issued 17,326,571 shares of our common stock and agreed to issue 2,860,427 shares pursuant to VirtualScopics options and warrants we assumed. Of the shares issued in the transaction, 16,050,914 shares are subject to lock-up agreements and over 90% of shares issuable pursuant to options and warrants are subject to lock-up agreements. These lock-up agreements provide for periodic releases of the shares following the first anniversary and through the fourth anniversary of the exchange transaction. We issued 7,000 shares of our series A preferred stock in our recent private placement which are convertible into 2,800,000 shares of our common stock. In the private placement, we also issued warrants for the purchase of up to an aggregate of 1,400,000 shares of common stock to investors and additional warrants to purchase 280,000 shares to the placement agent and its subagents. All of the securities issued in the exchange transaction and the private placement are restricted under federal securities laws. These shares will generally be eligible for sale under SEC Rule 144. In general, SEC Rule 144 provides that a person who has held restricted shares for a period of one year may, upon filing with the SEC of a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. In addition, the shares of common stock issuable upon conversion of our series A preferred stock and exercise of the warrants issued in connection with the private placement, however, are entitled to be included in a shelf registration statement that we are required to file with the SEC on or before May 2, 2006 pursuant to agreed upon terms. We also expect in the future to file a registration statement on Form S-8 to register the sale of shares issued pursuant to the assumed VirtualScopics options. Sales of our common stock either pursuant to Rule 144 or a registration statement may have a depressive effect on the market for the shares of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 72% of our voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 7: Financial Statements
The financial statements required hereby are located on pages F-1 through F-20 of this report.

ITEM 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 4, 2005, our Board of Directors voted to approve the replacement of Most & Co., LLP with Marcum & Kliegman, LLP as our independent registered public accounting firm.

We have not had any disagreements, whether or not resolved, with our accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure and we have not had any other changes in our accountants during our two most recent fiscal years.

ITEM 8A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report, concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures. We do not believe that there are significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. Although there were no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, our senior management, in conjunction with our Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

Changes in Internal Controls over Financial Reporting

No significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B: Other Information

Not applicable.

PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

During fiscal year 2005, our common stock was not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and therefore our executive officers, directors and ten percent or more beneficial holders of our common stock were not subject to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to our principal executive officer and principal financial officer and can be viewed on our website www.virtualscopics.com.

ITEM 10. Executive Compensation

The information required by this Item is incorporated in this report by reference to our definitive Proxy Statement referred to in Item 9 above where such information appears under the heading “Executive Compensation and Other Matters.”

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated in this report by reference to our definitive Proxy Statement referred to in Item 9 above where such information appears under the heading “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding equity compensation plans is incorporated in this Item by reference to Item 5 of this report.

ITEM 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated in this report by reference to our definitive Proxy Statement referred to in Item 9 above where such information appears under the heading “Certain Relationships and Related Transactions.”

ITEM 13: Exhibits

The list of exhibits required by this Item is incorporated in this Item by reference to the exhibit index attached after the signature page to this report.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated in this report by reference to our definitive Proxy Statement referred to in Item 9 above where such information appears under the heading “Principal Accounting Fees and Services.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VirtualScopics, Inc. (Registrant) /s/ Robert G. Klimasewski President and Chief Executive Officer (Principal Executive Officer) and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Klimasewski and Molly Henderson, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 30, 2006	/s/ Robert Klimasewski	President and Chief Executive Officer
	(Robert Klimasewski)	(Principal Executive Officer)

March 30, 2006	/s/ Molly Henderson	Vice President - Finance and
	(Molly Henderson)	Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2006	/s/ Warren Bagatelle	Chairman of the Board of Directors
(Warren Bagatelle)

March 27, 2006	/s/ Colby Chandler	Director
(Colby Chandler)

March 30, 2006	/s/ Charles Phelps	Director
(Charles Phelps)

March 30, 2006	/s/ Sidney Knafel	Director
(Sidney Knafel)

March 27, 2006	/s/ Saara Totterman	Director
(Saara Totterman)

March 27, 2006	/s/ Terence Walts	Director
(Terence Walts)

Exhibit Index

2.1	Securities Exchange Agreement, dated November 4, 2005 among ConsultAmerica, Inc., VirtualScopics, LLC and the controlling members of VirtualScopics, LLC.(1)
3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988.(2)
3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989.(2)
3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004.(2)
3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004.(2)
3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005.
3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005.(1)
3.7	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc. dated November 4, 2005.(1)
3.8	Bylaws of VirtualScopics, Inc. dated November 3, 2004.(2)
4.1	Form of VirtualScopics, Inc. Four-Year Warrant to Purchase Common Stock at $4.00 per share.(1)
4.2	Form of VirtualScopics, Inc. Four-Year Warrant to Purchase Common Stock at $2.50 per share.(1)
10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan.(1)
10.2	2004 Non-Statutory Stock Option Plan.(2)
10.3	Form of Lock-Up Agreement between VirtualScopics, LLC and certain of its former members.(1)
10.4	Form of Lock-Up Agreement between VirtualScopics, LLC and its employees, director and certain of its former members.(1)
10.5	Form of Private Placement Subscription Agreement to purchase units in VirtualScopics, Inc.(1)
10.6	Placement Agency Agreement dated September 30, 2005 between Brookshire Securities Corporation and VirtualScopics, LLC.(1)
10.7	Clinical Imaging Development and Services Agreement dated July 26, 2005 by and between VirtualScopics, LLC and Pfizer, Inc.(1)
10.8	Sale of Intellectual Property Agreement dated April 5, 2002 by and between VirtualScopics, LLC and the University of Rochester, as amended by Amendment No. 1 dated May 24, 2002.(1)
10.9	Lease dated October 1, 2003 by and between VirtualScopics, LLC and 350 Linden Oaks, L.P. (1)
10.10	Equipment Purchase Agreement dated December, 2003 by and between VirtualScopics, LLC and the University of Rochester Medical Center.(1)
10.11	Determination of Intellectual Property Rights Agreement dated July 1, 2002 by and between VirtualScopics, LLC and the University of Rochester.(1)
10.12	Consulting Agreement dated March 1, 2004 by and between VirtualScopics, LLC and Felix Eckstein.(1)
10.13	Services and Co-Marketing Agreement dated March 1, 2004 by and between VirtualScopics, LLC and Chondrometrics GmbH.(1)
10.14	$30,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Edward Ashton.(1)
10.15	$150,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Jose Tamez-Pena.(1)
10.16	$90,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Kevin Parker.(1)
10.17	$90,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Saara Totterman.(1)
21	Subsidiaries of VirtualScopics, Inc.
24	Power of Attorney (included on the signature page to this report)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No.: 333-120253).
(2)	Incorporated herein by reference to the Company’s Form SB-2 registration statement filed with the Securities and Exchange Commission on November 4, 2004 (File No.: 333-120253).

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheet of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
March 3, 2006

VirtualScopics, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2005

Assets

Current assets
Cash and cash equivalents	$6,407,610
Accounts receivable	497,773
Prepaid expenses and other assets	419,834
Total current assets	7,325,217
Patents, net	1,869,669
Property and equipment, net	319,124
Other assets	544,005
Total assets	$10,058,015

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, current portion	$72,000
Accounts payable and accrued expenses	477,676
Accrued payroll	309,139
Unearned revenue	567,268
Total current liabilities	1,426,083
Notes payable, net of current portion	84,428
Total liabilities	1,510,511

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 7,000 issued and outstanding;
liquidation preference $1,000 per share	7
Common stock, $0.001 par value; 85,000,000 shares authorized; 21,889,075	21,889
shares issued and outstanding
Additional paid-in capital	9,085,366
Accumulated deficit	(559,758)
Total stockholders' equity	8,547,504
Total liabilities and stockholders' equity	$10,058,015

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004

Revenue	$3,472,870	$2,516,351
Cost of services	2,195,951	1,563,980
Gross profit	1,276,919	952,371
Operating expenses
Research and development	853,085	1,238,665
Sales and marketing	443,063	496,360
General and administrative	1,625,918	1,250,548
Depreciation and amortization	406,596	316,287
Total operating expenses	3,328,662	3,301,860
Operating loss	(2,051,743)	(2,349,489)
Other income (expense)
Interest income	35,574	27,440
Other expense	(28,762)	(29,037)
Total other income (expense)	6,812	(1,597)
Net loss	(2,044,931)	(2,351,086)

Deemed dividend on preferred stock	4,283,021	-
Net loss attributable to common stockholders	$(6,327,952)	$(2,351,086)

Basic and diluted net loss per common share	$(0.35)	$(0.15)

Weighted average number of common shares outstanding	18,039,072	15,946,980

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

	Series A Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balances at January 1, 2004	-	-	15,837,464	$15,837	$9,372,385	$(4,479,882)	$4,908,340

Common stock issued in private placement, net of issuance costs of $21,968			131,786	132	242,900		243,032
Stock options issued to non-employees for services					201,183		201,183
Common stock issued upon exercise of warrants			1,357,321	1,357	1,395,592		1,396,949
Net loss						(2,351,086)	(2,351,086)
Balances at December 31, 2004	-	-	17,326,571	17,326	11,212,060	(6,830,968)	4,398,418

Effects of reverse acquisition on November 4, 2005
Capitalization of LLC's accumulated deficit at time of recapitalization					(8,316,141)	8,316,141	-
Equity of ConsultAmerica, Inc. at time of recapitalization			4,562,504	4,563	(4,563)		-
Series A preferred stock issued in private placement, net of issuance costs of $831,396	7,000	7			6,168,597		6,168,604
Stock options issued to non-employees for services					25,413		25,413
Net loss						(2,044,931)	(2,044,931)
Balances at December 31, 2005	7,000	$7	21,889,075	$21,889	$9,085,366	$(559,758)	$8,547,504

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(2,044,931)	$(2,351,086)
Adjustments to reconcile change in net
loss to net cash used in operating activities:
Depreciation and amortization	406,596	316,287
Issuance of equity instruments to non-employees for services	25,413	201,183
Changes in assets and liabilities
Accounts receivable	(311,310)	7,954
Prepaid expenses and other assets	(234,540)	291,802
Unearned revenue	(1,096,502)	500,294
Accounts payable and accrued expenses	301,201	28,974
Accrued payroll	97,180	(55,014)
Total adjustments	(811,962)	1,291,480
Net cash used in operating activities	(2,856,893)	(1,059,606)

Cash flows from investing activities
Purchase of equipment	(122,696)	(197,653)
Acquisition of patents	(147,645)	(185,134)
Net cash used in investing activities	(270,341)	(382,787)

Cash flows from financing activities
Net proceeds from the exercise of warrants	-	1,639,981
Net proceeds from issuance of preferred stock and warrants	6,168,604	-
Repayments of notes payable - related parties	(172,206)	(55,962)
Net cash provided by financing activities	5,996,398	1,584,019
Net increase in cash and cash equivalents	2,869,164	141,626
Cash and cash equivalents
Beginning of year	3,538,446	3,396,820
End of year	$6,407,610	$3,538,446

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$58,650	$15,575

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1 - Organization and Basis of Presentation

Organization
On November 4, 2005, VirtualScopics, LLC (“VS”) a New York Limited Liability Company, entered into a merger agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation. CA issued 17,326,571 of its unregistered shares of common stock for 100% of the outstanding membership units of VS. As CA did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of VS, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of VS and the common stock of VS has been retroactively restated to give the effect to the exchange for CA common stock. Immediately following the merger, CA changed its name to VirtualScopics, Inc. (the “Company” or “New VS”) and its fiscal year end from August 31 to December 31. The Company also changed its trading symbol from “CSAA.OB” to “VSCP.OB.”

Immediately prior to the exchange transaction closing, VS members held outstanding warrants to purchase 559,221 VS membership units and options to purchase 2,444,798 VS membership units. Pursuant to the Securities Exchange Agreement, the Company agreed to issue shares of its common stock upon the exercise of these warrants and options in lieu of VS membership units previously issuable under such options and warrants. Based upon the exchange ratio used in the exchange transaction, the Company is obligated upon the exercise of these warrants and options to issue 532,490 shares and 2,327,937 shares of its common stock, respectively.

Nature of Business
The Company’s headquarters are located in Rochester, New York. The Company’s business evolved from research first carried out at the University of Rochester, a related party (Note 10). As a result of this research, the Company has created a suite of image analysis software tools and applications which are used in detecting and analyzing specific structures in medical images. The Company’s developed software provides measurement and visualization capabilities designed to improve clinical research and development.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of New VS and its wholly-owned subsidiary, VS. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk
The Company derived 71% and 81% of its revenue from its largest customer for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2005, the Company had cash balances in financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.

Right to Use Equipment
In April 2004, the Company obtained the right to use a Magnetic Resonance Imaging (“MRI”) machine owned by the University of Rochester for a period of seven years (Note 10). The Company has recorded the value of the right as an other asset in the accompanying consolidated balance sheet and is amortizing the asset based on usage over the life of the agreement.

For the years ended December 31, 2005 and 2004, the total amounts charged to amortization which is included in the accompanying consolidated statements of operations were $185,294 and $135,407, respectively. As of December 31, 2005, the unamortized balance of this asset is $729,299 and $914,593, respectively.

Patents
Costs incurred to acquire and file for patents, including legal costs, are capitalized as long-lived assets and amortized on a straight-line basis over the expected life of the patent.

Impairment of Long-Lived Assets
In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If the evaluation indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated market value.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. When retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recognized and included in income. Repairs and maintenance costs are expensed as incurred.

Depreciation is computed using the straight-line method over the following useful lives:

Years
Office/computer equipment	5
Furniture and fixtures	5-7
Software	3

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Revenue Recognition
The Company provides advanced medical image analysis which is charged to its customers on a per image basis in addition to various consulting and project/data management services. Revenue is recognized after the services are rendered or when the image analysis is delivered.

The Company also offers software development to its customers. Software development revenue includes software integration, customization and development fees. Software development revenue is billed on a fixed price basis.

Research and Development
Research and development expense relates to the development of new products and processes including significant improvements to existing products. These costs are expensed as incurred.

Income Taxes
Prior to the merger with CA on November 4, 2005, VS had elected to be treated as a limited liability company for federal and state income tax purposes. As such, VS was not liable for income taxes on its earnings (losses) and such earnings (losses) were included in the personal income tax returns of its members.

On November 4, 2005, the Company began recognizing deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at current enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated financial statements for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of their fair value. The fair value of notes payable is estimated to approximate fair market value based on the current rates offered to the Company for loans of the same remaining maturity.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 2 - Summary of Significant Accounting Policies, continued

Stock-Based Compensation
As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. Accordingly, no compensation cost is recognized for stock-based compensation unless the price of the stock at the grant date is in excess of the amount the individual must pay to acquire the stock. The Company determined there was no compensation expense attributable to these options. Pro forma disclosures of net loss, as if the fair value based method of accounting had been applied at the grant date of the awards, are presented below.

	For the Years Ended
	December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(6,327,952)	$(2,351,086)
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(1,186,706)	(495,339)

Net loss attributable to common stockholders, pro forma	$(7,514,658)	$(2,846,425)

Net loss per common share - basic and diluted:
As reported	$(0.35)	$(0.15)
Pro forma	$(0.42)	$(0.18)

To estimate compensation expense which would be recognized under SFAS No. 123, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2005	2004
Risk free interest rate	4.15%	4.25%
Expected term (years)	8.6	8.9
Expected volatility	80.6%	75.7%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 2 - Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued
The pro forma disclosures are not likely to be representative of the effects on reported net loss for future periods.

The Company accounts for its stock-based payments to non-employees under the guidance of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Connection with Selling Goods or Services,” which states that the transaction should be valued based on the fair value of the services provided or the fair value of the equity received, whichever is more reliably measurable.

Loss Per Share
Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares has been given retroactive effect to the recapitalization. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of December 31,:

	2005	2004
Series A convertible preferred stock	2,800,000	-
Warrants to purchase common stock	2,212,490	532,490
Options to purchase common stock	3,028,450	2,265,232

Total	8,040,940	2,797,722

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. These changes had no effect on reported financial position or results of operations.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which amends SFAS No. 123, effective for the Company beginning January 1, 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in the financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued
In October 2004, the FASB ratified EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied retrospectively pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3,” “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2005:

Office equipment	$486,550
Furniture and fixtures	12,450
Software	82,680
581,680
Less: accumulated depreciation	(262,556)
$319,124

Depreciation expense amounted to $115,700 and $82,740 for 2005 and 2004, respectively.

NOTE 4 - Notes Payable

Notes payable to related parties as of December 31, 2005 amounted to $156,428.

During 2001, the Company entered into note agreements with two of the Company’s founders in the amount of $32,500 each with interest accruing at the rate of 12% per annum until the notes are paid in full. The principal and interest on the notes were originally due on October 26, 2001. The notes were amended prior to this date and were paid in full in December 2005. Total interest accrued on these notes amounted to $47,058 at the time of payment.

During 2002, the Company entered into additional note agreements with these two founders, along with two additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on March 31, 2008.

Interest expense amounted to $23,210 and $26,272 for the years ended December 31, 2005 and 2004, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 5 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. This amount was capitalized and is included in the costs of the patents and was charged as an increase to additional paid-in capital. In addition, the Company capitalized $147,645 of legal expenses and filing fees associated with these acquired and other subsequently filed patents during the year ended December 31, 2005.

Accumulated amortization on the patents amounted to $339,688 and $234,086 as of December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005 and 2004 amounted to $105,602 and $98,140, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ending
December 31,	Amount
2006	$110,468
2007	$110,468
2008	$110,468
2009	$110,468
2010	$110,468

NOTE 6 - Commitments

In November 2003, the Company entered into a lease agreement for office space at its corporate headquarters in Rochester, New York. The lease expired and was renewed in March 2006 for an additional two-year term. Rent expense for the years ended December 31, 2005 and 2004 was $179,784 and $167,634, respectively. Future rental payments under the lease are as follows:

For the Years Ending
December 31,	Amount
2006	$183,870
2007	$183,870
2008	$ 45,968

The Company entered into a Services and Co-Marketing Agreement dated March 1, 2004, in which it agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to 7% of the gross revenues it derived from certain services each year throughout the term of the agreement. The Company is obligated to make minimum payments to Chondrometrics for the first three years of the agreement. Payments made to Chondrometrics in 2005 and 2004 amounted to $75,000 and $110,700, respectively. Additionally, the Company is obligated to make a minimum payment of $60,000 for the period ended March 31, 2006. The agreement terminates on December 31, 2008 unless terminated earlier.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 7 - Equity Transactions

Preferred Stock
The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

Each share of Series A Preferred is convertible at the option of the holder into 400 shares of the Company’s common stock, has a liquidation preference of $1,000 per share, and is subject to conversion rate and liquidation preference adjustments, as defined in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. As of December 31, 2005, there are 7,000 shares of the Series A Preferred issued and outstanding.

Common Stock
The Company has authorized 85,000,000 shares of common stock, par value $0.001. As of December 31, 2005, the Company had reserved 6,227,937 shares of common stock for issuance under its Long Term Incentive Plans.

Warrants
Warrants to purchase common stock have been issued to various individuals at exercise prices ranging from $0.01 to $4.00 per common unit in connection with the acquisition of patents and private placements. In November and December 2005, the Company issued a total of 1,400 warrants in a private placement (see below). Each warrant entitles the holder to purchase 200 shares of common stock at $4.00 per share through December 2, 2009. Also in connection with the private placement, warrants to purchase 280,000 shares of common stock at an exercise price of $2.50 expiring between November 4, 2009 and December 2, 2009 containing certain cashless provisions were issued to the placement agents.

Private Placement
Concurrent with the merger and on November 4, 2005, November 23, 2005 and December 2, 2005, the Company completed a private placement totaling 7,000 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Preferred, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $4.00. Gross proceeds from the private placement amounted to $7,000,000 and net proceeds amounted to approximately $6,000,000.

The Company agreed to use its commercially reasonable best efforts to file a shelf registration statement with the SEC covering the resale of all shares of common stock underlying the Series A preferred stock and warrants issued in connection with the private placement by May 2, 2006. The Company is obligated to maintain the effectiveness of the shelf registration statement for 12 months after the registration statement becomes effective.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 7 - Equity Transactions, continued

Private Placement, continued
If the shelf registration statement is not filed with the SEC by May 2, 2006, then each investor in the private placement is entitled to receive an additional number of shares of the Company’s series A preferred stock equal to 2% of the total number of shares of the Company’s series A preferred stock purchased by such investor in the private placement for each month (or portion thereof) that the Company does not file the registration statement with the SEC, up to 20% of the original number of shares of the Company’s series A preferred stock purchased by each investor in the private placement.

The Company also agreed to use its best efforts to respond to all SEC comments to the shelf registration statement, if any, within 20 business days of receiving such comments but in any event not later than 30 business days from the date of receiving such comments. If the Company fails to respond to the SEC comments within 30 business days of receiving such comments, then each investor in the private placement is entitled to receive an additional number of shares of the Company’s series A preferred stock equal to 2% of the total number of shares of the Company’s series A preferred stock purchased by such investor in the private placement for each month (or portion thereof) that the Company does not respond to the SEC’s comments, up to 20% of the original number of shares of series A preferred stock purchased by each investor in the private placement.

Proceeds allocated to the Series A Preferred amounted to $4,283,021. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Series A Preferred was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. The Series A convertible preferred stock was fully convertible at the issuance date and the full amount of proceeds allocated to the Series A Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend.

Stock Options
The Company’s 2001 Long-Term Incentive Plan (“the 2001 Plan”) authorized the award of the option to purchase up to 1,673,948 shares of the Company’s common stock to directors, officers and employees of the Company. The 2001 Plan was approved by the Board of Directors in November 2002. In May 2003, the Board of Directors approved the authorization of an additional 761,760 shares into the Plan. In September 2004, the Board of Directors approved the authorization of an additional 952,200 shares into the Plan. In September 2005, the Board of Directors approved the Company’s 2005 Long-Term Incentive Plan. In connection with the merger transaction (Note 1), an additional 3,900,000 shares were authorized for grant under a new plan to be approved by the Board of Directors and stockholders of the Company.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 7 - Equity Transactions, continued

Stock Options, continued
During the years ended December 31, 2005 and 2004, the Company granted options to purchase 1,660,689 and 867,454 common stock, respectively, to employees at an exercise price of $2.25 and $2.50, which approximated the fair value on the respective grant dates. Shares granted after November 4, 2005 (the merger transaction date) are subject to approval of a new stock option plan by the Board of Directors and stockholders of the Company. Upon approval, these options will vest ratably during the first four years following their issuance and have a ten-year life. Shares issued during 2005, prior to November 4, 2005, have a ten-year life, vesting 50% after year one, 25% after year two and 25% after year three. Shares issued during 2004 will vest ratably during the first three years following their issuance and have a ten-year life.

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2004	1,408,816	$1.38
Granted	867,454	2.25
Cancelled	(136,767)	(2.02)
Options outstanding at December 31, 2004	2,139,503	$1.69
Granted	1,660,688	2.34
Cancelled	(908,025)	(2.20)
Options outstanding at December 31, 2005	2,892,166	$1.89

Additional information with respect to the outstanding options as of December 31, 2005 is as follows:

Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$ 0.70	718,240	5.6	$ 0.70	718,240	$ 0.70
$ 1.81	242,430	6.4	$ 1.81	242,430	$ 1.81
$ 2.25	1,223,996	9.2	$ 2.25	231,739	$ 2.25
$ 2.50	707,500	9.8	$ 2.50	-	-
	2,892,166	8.2	$ 1.89	1,192,409	$ 1.23

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 7 - Equity Transactions, continued

Stock Options, continued
During the years ended December 31, 2005 and 2004, the Company issued 10,555 and 85,141 options to non-employees valued at $25,413 and $201,183, respectively, for radiological services performed. These options to non-employees vest immediately, have exercise prices ranging from $2.25 to $6.85 and a term of seven years from the date of grant. The value of the options was based on the replacement value of the services performed and is included in the Company’s statements of operations.

NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. Currently, there is no Company match for employee contributions.

NOTE 9 - Income Taxes

The Company has net operating loss carryforwards (“NOLs”) of approximately $550,000 as of December 31, 2005 that will be available to offset future taxable income. The NOLS are due to expire in 2025. The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

The deferred tax asset as of December 31, 2005 consists of the following:

Net operating loss carryforwards	$214,000
Intangible assets	1,822,852
Accrued expenses	120,976
Fixed assets	1,143
Stock-based compensation	88,259
Total deferred tax asset	2,247,230
Less: valuation allowance	(2,247,230)
Total net deferred tax asset	$-

The difference between the expected and actual income tax rates for the year ended December 31, 2005 is as follows:

Expected tax rate	34.00%
State and local income taxes, net of federal benefit	0.00%
Effect of permanent differences	(3.28%)
30.72%
Less: valuation allowance	(30.72%)
Total net deferred tax asset	0.00%

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 10 - Related Parties

On June 26, 2002, the Company entered into a multi-year strategic relationship with Pfizer Inc. (“Pfizer”) to accelerate the discovery, validation and application of image-based biomarkers for clinical research. Under the terms of the agreement, Pfizer invested $2,500,000 in the Company, for a 10 percent ownership interest. Of the Pfizer investment, $750,000 was paid in advance in conjunction with the signing of the agreement. The Company used $1,500,000 of the investment to purchase the intellectual property that it was licensing from the University of Rochester. In August 2005, the agreement was extended for another two years and may be cancelled by either party by giving a 30-day advance written notice.

In December 2002, the Company received an investment of $2,450,000 from GE Medical Systems. Upon receipt of the proceeds of this investment, the Company purchased an MRI machine from this investor for $2,300,000. During 2003, the equipment was sold to the University of Rochester, a related party, for $2,300,000. As of December 31, 2005, the Company had received $1,250,000 of the payment from the University of Rochester. Additionally, the Company retained the right to use the machine exclusively one day a week for the next seven years. The balance of $1,050,000 was applied as an advance payment for use of the equipment and is recorded as an other asset on the balance sheet as of December 31, 2005 and is being amortized based on usage over the life of the agreement. The equipment is being used by the Company for research and to broaden its ability to service its customers.

In March 2003, the Company entered into an agreement with Matrix USA, LLC, a related party to the Chairman of the Board of Directors, to act as a placement agent for a private placement of the Company’s Preferred Shares. Under the terms of the agreement, the Company will pay a placement fee and expenses of 12 percent of the gross proceeds along with one warrant to purchase the Company’s common stock at $2.25 per share for every ten shares sold in the private placement. Additionally, in October 2005 the Company hired Brookshire Securities to act as a placement agent in the private placement of the Company’s Series A Preferred Shares. Brookshire Securities then hired Matrix USA, LLC to act as a co-agent on the placement. Under the terms of the agreement, the Company will, for consideration of $10.00, issue a four-year warrant to purchase such number of shares of common stock at an exercise price of $2.50 per share equal to 10% of the number of shares of common stock initially issuable upon the conversion of the Series A Preferred Stock sold in the private placement. During the years ended December 31, 2005 and 2004, the Company paid Matrix $155,400 and $20,580 in fees and issued warrants to purchase 77,700 and 7,334 common stock, respectively, under the agreements.

NOTE 11 - Severance Payment Demand

In the summer of 2005, the former Chief Executive Officer and President of VS made a demand for severance payments alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options. No legal proceeding has been initiated to date with respect to this demand. VS believes the demand is without merit and intends to vigorously defend against the demand. As of December 31, 2005, the Company did not accrue any liability related to the demand.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
NOTE 12 - Subsequent Events

In January 2006, the Company was notified that it has been awarded a $2.65 million appropriation by the U.S. Department of Defense to assist with the development of multi-spectral imaging. Additionally, in January 2006, the Company was issued U.S. Patent No. 6,984,981, “Magnetic Resonance Method and System Forming an Isotropic, High Resolution, Three Dimensional Diagnostic Image of a Subject from Two-Dimensional Image Data Scans,” by the U.S. Patent and Trademark Office.

On January 30, 2006, the Company entered into an agreement with GlaxoSmithKline Corporation (“GSK”) to begin start up activities for participation in GSK’s osteoarthritis clinical trial program. Under this initial agreement, the Company is eligible to receive up to $334,000 for its services, subject to satisfactory performance and early termination by GSK. Although the terms currently being negotiated by the parties provide the potential for the Company to receive up to approximately $3.3 million for its services participating in the clinical trial program, this is subject to its entry into a final definitive agreement with GSK, as well as satisfactory performance under any such final agreement.