Form 10QSB
period 2006-03-31
VirtualScopics, Inc.
filed 2006-05-02
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________________ to ____________________

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

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒.

As of April 30, 2006, there were 21,889,075 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐  No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Numbers

	ITEM 1: Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-7
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	8-12
	ITEM 3: Controls and Procedures	12

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	13
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	13
	ITEM 3: Defaults Upon Senior Securities	13
	ITEM 4: Submission of Matters to a Vote of Security Holders	13
	ITEM 5: Other Information	13
	ITEM 6: Exhibits	14

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2006

Assets

Current assets
Cash and cash equivalents	$5,382,309
Accounts receivable	719,343
Prepaid expenses and other assets	383,672
Total current assets	6,485,324
Patents, net	1,853,056
Property and equipment, net	355,920
Other assets	508,965
Total assets	$9,203,265

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, current portion	$72,000
Accounts payable and accrued expenses	421,459
Accrued payroll	293,112
Unearned revenue	372,601
Total current liabilities	1,159,172
Notes payable, net of current portion	65,838
Total liabilities	1,225,010

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 7,000 issued and outstanding;
liquidation preference $1,000 per share	7
Common stock, $0.001 par value; 85,000,000 shares authorized; 21,889,075	21,889
shares issued and outstanding
Additional paid-in capital	9,510,250
Accumulated deficit	(1,553,891)
Total stockholders' equity	7,978,255
Total liabilities and stockholders' equity	$9,203,265

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$1,024,353	$699,063
Cost of services	640,747	530,603
Gross profit	383,606	168,460
Operating expenses
Research and development	239,299	231,603
Sales and marketing	186,582	177,460
General and administrative (including
stock option compensation expense of $424,884 in 2006)	876,756	328,499
Depreciation and amortization	104,497	97,184
Total operating expenses	1,407,134	834,746
Operating loss	(1,023,528)	(666,286)
Other income (expense)
Interest income	36,572	7,774
Other expense	(7,177)	(9,203)
Total other income (expense)	29,395	(1,429)
Net loss	$(994,133)	$(667,715)

Basic and diluted net loss per common share	$(0.05)	$(0.04)

Weighted average number of common shares outstanding	21,889,075	17,326,571

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash flows from operating activities
Net loss	$(994,133)	$(667,715)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	104,497	97,184
Stock option compensation expense	424,884	-
Changes in operating assets and liabilities
Accounts receivable	(221,570)	70,940
Prepaid expenses and other assets	24,878	2
Accounts payable and accrued expenses	(56,216)	100,180
Accrued payroll	(16,027)	(38,831)
Unearned revenue	(194,667)	(618,166)
Total adjustments	65,779	(388,691)
Net cash used in operating activities	(928,354)	(1,056,406)

Cash flows from investing activities
Purchase of equipment	(67,261)	(50,443)
Acquisition of patents	(11,096)	(4,346)
Cash used in investing activities	(78,357)	(54,789)

Cash flows from financing activities
Repayments of notes payable - related parties	(18,590)	(16,648)

Net decrease in cash and cash equivalents	(1,025,301)	(1,127,843)

Cash and cash equivalents
Beginning of period	6,407,610	3,538,446
End of period	$5,382,309	$2,410,603

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$2,249	$4,294

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - Organization and Basis of Presentation

Organization
On November 4, 2005, VirtualScopics, LLC (“VS”), a New York limited liability company, entered into a merger agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation. CA issued 17,326,571 of its unregistered shares of common stock for 100% of the outstanding membership units of VS. As a result of the exchange, the members of VS became the controlling stockholders of CA. CA did not have any meaningful operations prior to the merger. The transaction was treated as a recapitalization of VS, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of VS and the members' equity of VS has been retroactively restated to give the effect to the exchange for CA common stock. Immediately following the merger, CA changed its name to VirtualScopics, Inc. (the “Company” or “New VS”) and its fiscal year end from August 31 to December 31. The Company also changed its trading symbol from “CSAA.OB” to “VSCP.OB.”

Nature of Business
The Company’s headquarters are located in Rochester, New York. The Company’s business evolved from research first carried out at the University of Rochester, a related party. As a result of this research, the Company has created a suite of image analysis software tools and applications which are used in detecting and analyzing specific structures in medical images. The Company’s developed software provides measurement and visualization capabilities designed to improve clinical research and development.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2005. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of New VS and its wholly-owned subsidiary, VS. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk
The Company derived 53% and 89% of its revenue from its largest customer for the quarters ended March 31, 2006 and 2005, respectively.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Research and Development
Research and development expense relates to the development of new products and processes including significant improvements to existing products. These costs are expensed as incurred.

NOTE 3 - Notes Payable

Notes payable to related parties as of March 31, 2006 amounted to $137,838.

During 2002, the Company entered into note agreements with two of the Company’s founders, along with two additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on March 31, 2008.

Interest expense amounted to $2,249 and $4,294 for the quarters ended March 31, 2006 and 2005, respectively.

NOTE 4 - Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended March 31, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the first three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $424,884 for the three months ended March 31, 2006.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a three- or four-year period.

Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts:

Net loss, as reported	$(667,715)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(296,677)

Net loss, pro forma	$(964,392)

Basic and diluted net loss per common share:
As reported	$(0.04)
Pro forma	$(0.06)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31,
	2006	2005
Risk free interest rate	4.72%	4.15%
Expected term (years)	8.8	8.6
Expected volatility	80.6%	80.6%
Expected dividend yield	—	—

A summary of the option activity for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2006	2,892,166	$1.89
Granted	22,250	6.70
Options outstanding at March 31, 2006	2,914,416	$1.93
Options exercisable at March 31, 2006	1,198,351	$1.23

NOTE 5 - Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares has been given retroactive effect to the recapitalization. Diluted net loss attributable to common shares adjusts basic net loss per share for the effects of convertible securities, warrants, stock options, and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following:

	March 31,
	2006	2005
Series A convertible preferred stock	2,800,000	—
Warrants to purchase common stock	2,212,490	532,490
Options to purchase common stock	3,050,762	2,261,185

Total	8,063,252	2,793,675

NOTE 6 - Severance Payment Demand

In the summer of 2005, the former President and Chief Executive Officer of VS made a demand for severance payments alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options. No legal proceeding has been initiated to date with respect to this demand. VS believes the demand is without merit and intends to vigorously defend against the demand. As of March 31, 2006, the Company did not accrue any liability related to the demand.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Result of Operations

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

We were originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC (“VS”), in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. These newly issued shares constitute approximately 70% of our outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we have succeeded to the business of VS and plan to continue this business.

VS was formed in July 2000 after being spun out of the University of Rochester. In June 2002, VS purchased the underlying technology and patents created by the founders of VS from the University of Rochester. VS owns all rights to the patents underlying its technology. Since its inception, VS’s principal activities consisted of:

•	research and development;

•	hiring technical, sales and other personnel;

•	business development of customer and strategic relationships; and

•	raising capital.

During the first three years, we have expanded our customer base. In 2003, we performed our services for eight customers. Since that time, we have added 21 new customers, for a total of 29 as of the date of this report. Revenue over this time has been derived primarily from image processing services in connection with pharmaceutical drug trials and contract research studies. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from software development and consulting services, as well as research studies in the neurology and sexual dysfunction areas. We expect that the concentration of our revenue will continue in these services and in those areas throughout 2006. Revenues are recognized as the images that we process are quantified and delivered to our customers.

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

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can affect whether we will realize the full benefits under the contract, and the time over which we will realize revenue. Customers may not accept our services due to performance reasons. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed. Recognition of revenue under the contract may also be affected by the timing of patient recruitment or image site identification and training.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues

Our sales for the three months ended March 31, 2006 were $1,024,000, an increase of $325,000 or 46% over the first quarter of 2005. The strong sales were a direct reflection of the increase in our customer base which included beginning the work on an Agreement in Principle (“Agreement”) with GlaxoSmithKline Corporation. In 2006, 53% of the revenues for the first quarter were generated from Pfizer, as compared to 89% in the same period of 2005. We anticipate that our revenues from Pfizer will continue to grow; however, we expect the relative percentage of the Pfizer business to decline in 2006 as we continue to broaden our customer base. We performed services for a total of 42 projects in the first quarter of 2006, as compared to 19 in the first quarter of 2005. During the first quarter of 2006, we derived 60% of our revenues from musculoskeletal projects, 26% from oncology projects, and 14% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies.

Gross Profit

We had a gross profit of $384,000 for the three months ended March 31, 2006 compared to $168,000 for the comparable period in 2005. Our gross profit margin also increased from 24% in the first quarter 2005 to 37% in the first quarter 2006. This improvement in gross margin is largely attributed to the increase in sales as well as the product mix of the services that were delivered on during the quarter.

Research and Development

Research and development costs were consistent in the three months ended March 31, 2006 as compared to the same period in 2005. Total research and development expenditures were $239,000 in the first quarter of 2006 compared to $232,000 for the comparable period in 2005. These costs were composed mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the three months ended March 31, 2006 slightly increased to $187,000, an increase of $10,000 or 6% over the first quarter of 2005. The increase is attributable to the hiring of a new business development person at the end of 2005. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing.

General and Administrative

General and administrative for the three months ended March 31, 2006 costs were $452,000, an increase of $124,000 or 38%, over the first quarter of 2005. The increase is mainly due to the additional costs of being a public company which was a result of the exchange transaction between ConsultAmerica and VirtualScopics, LLC on November 4, 2005. These additional costs included legal fees, filing fees, as well as audit and tax-related services. The increase was also a result of the hiring of administrative functions, including IT, human resources and finance in order to support the Company’s growth. We expect that our general and administrative costs will increase in 2006 as a result of being a publicly traded company.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended March 31, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the first three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $424,884 for the three months ended March 31, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the March 31, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization charges increased in the three months ended March 31, 2006 by $7,000 or 8%, to $104,000, when compared to the same period in 2005. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the three months ended March 31, 2006 was $37,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $8,000 in the same period in 2005. The increase in interest income was a reflection of the higher cash balances on hand during the fiscal year 2006 as well as higher average rates of return on our savings accounts in 2006 compared to 2005. Interest expense for the quarter ended March 31, 2006 and 2005 were $7,000 and $9,000, respectively representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the three months ended March 31, 2006 was $994,000 compared to a net loss of $668,000 for the same period in 2005. The increase in our net loss over the prior period was primarily related to the effects of implementing SFAS No. 123R in 2006. Offsetting the non-cash expense related to stock options was the higher revenues in the first quarter 2006 as compared to 2005 which was in turn offset by higher operating costs.

Liquidity and Capital Resources

Our working capital as of March 31, 2006 was $5,326,000 compared to our working capital of $1,144,000 as of March 31, 2005. The increase was a direct result of our recently completed private placement in the fourth quarter of 2005, as described below.

On November 4, 2005 and in two subsequent closings on November 23, 2005 and December 2, 2005, we closed on our private placement for the sale of 7,000 shares of our newly issued series A convertible preferred stock. We received net cash proceeds of approximately $5.7 million from the private placement. The net proceeds from our 2005 private placement have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. As of April 30, 2006, we had approximately $5.1 million in cash and cash equivalents.

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

Net cash used in operating activities totaled $928,000 in the first quarter of 2006 compared to $1,056,000 for the comparable quarter in 2005. This decrease in usage was primarily the result of the timing of collection of receivables as well as the earning of advance payments from customers.

We invested a total of $78,000 in the purchase of equipment and the acquisition of patents in the first quarter of 2006, compared to $55,000 in the same quarter of 2005. We anticipate further spending within our IT infrastructure to support the Company’s operations.

Net cash used in our financing activities for the quarter ended March 31, 2006 was $19,000, compared to $17,000 for the quarter ended March 31, 2005. The amounts included in cash used in financing activities represent amounts paid on loans from certain stockholders of the Company.

We currently expect that existing cash and cash equivalents will be sufficient to fund operations for at least the next 12 months. If in the next 12 months our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the consulting agreements and operating leases that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

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

ITEM 3. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2006	VIRTUALSCOPICS, INC.

/s/ Robert G. Klimasewski
Robert G. Klimasewski
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Financial Officer and Vice President of Finance

Exhibit Index

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