Form 10QSB
period 2006-06-30
VirtualScopics, Inc.
filed 2006-08-10
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________________ to ____________________

Commission file number: 000-52018

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

As of July 31, 2006, there were 21,889,075 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐ No ☒

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-9
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16
	ITEM 3: Controls and Procedures	16

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	17
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	17
	ITEM 3: Defaults Upon Senior Securities	17
	ITEM 4: Submission of Matters to a Vote of Security Holders	17
	ITEM 5: Other Information	17
	ITEM 6: Exhibits	17-19

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

June 30, 2006

Assets

Current assets
Cash and cash equivalents	$4,656,164
Accounts receivable	659,781
Prepaid expenses and other assets	325,784
Total current assets	5,641,729
Patents, net	1,877,115
Property and equipment, net	577,376
Other assets	473,925
Total assets	$8,570,145

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, current portion	$72,000
Accounts payable and accrued expenses	401,638
Accrued payroll	488,713
Unearned revenue	256,434
Total current liabilities	1,218,785
Notes payable, net of current portion	46,980
Total liabilities	1,265,765

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 7,000 issued and outstanding;
liquidation preference $1,000 per share	7
Common stock, $0.001 par value; 85,000,000 shares authorized; 21,889,075	21,889
shares issued and outstanding
Additional paid-in capital	10,074,983
Accumulated deficit	(2,792,499)
Total stockholders' equity	7,304,380
Total liabilities and stockholders' equity	$8,570,145

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$1,261,911	$990,920	$2,286,264	$1,689,983
Cost of services	686,548	574,715	1,327,296	1,107,486
Gross profit	575,363	416,205	958,968	582,497

Operating expenses
Research and development	304,290	256,164	543,589	486,934
Sales and marketing	202,140	92,953	388,722	270,228
General and administrative (1)	1,230,178	367,328	2,106,933	694,342
Depreciation and amortization	118,703	99,798	223,200	197,317
Total operating expenses	1,855,311	816,243	3,262,444	1,648,821

Operating loss	(1,279,948)	(400,038)	(2,303,476)	(1,066,324)

Other income (expense)
Interest income	44,542	6,239	81,114	14,013
Other expense	(3,202)	(3,166)	(10,379)	(12,369)
Total other income (expense)	41,340	3,073	70,735	1,644

Net loss	$(1,238,608)	$(396,965)	$(2,232,741)	$(1,064,680)

Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.10)	$(0.06)

Weighted average number of common shares outstanding	21,889,075	17,326,571	21,889,075	17,326,571

(1)	Includes stock option compensation expense of $564,733 and $989,617 for the three and six months ended June 30, 2006, respectively

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(2,232,741)	$(1,064,680)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	223,200	197,317
Stock option compensation expense	989,617	-
Issuance of equity instruments to non-employees for services		15,300
Changes in operating assets and liabilities
Accounts receivable	(162,008)	(22,111)
Prepaid expenses and other assets	71,483	-
Accounts payable and accrued expenses	(76,038)	76,772
Accrued payroll	179,574	27,185
Unearned revenue	(310,834)	(1,331,348)
Total adjustments	914,994	(1,036,885)
Net cash used in operating activities	(1,317,747)	(2,101,565)

Cash flows from investing activities
Purchase of equipment	(333,054)	(60,161)
Acquisition of patents	(63,197)	(54,932)
Net cash used in investing activities	(396,251)	(115,093)

Cash flows from financing activities
Principal payments of notes payable - related parties	(37,448)	(13,512)
Cost of equity raise	-	(5,152)
Net cash used in financing activities	(37,448)	(18,664)

Net decrease in cash and cash equivalents	(1,751,446)	(2,235,322)

Cash and cash equivalents
Beginning of period	6,407,610	3,538,446
End of period	$4,656,164	$1,303,124

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$4,230	$3,280

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - Organization and Basis of Presentation

Organization
On November 4, 2005, VirtualScopics, LLC (“VS”), a New York limited liability company, entered into a merger agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation. CA issued 17,326,571 of its unregistered shares of common stock for 100% of the outstanding membership units of VS. As a result of the exchange, the members of VS became the controlling stockholders of CA. CA did not have any meaningful operations prior to the merger. The transaction was treated as a recapitalization of VS, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of VS and the common stock of VS has been retroactively restated to give the effect to the exchange for CA common stock. Immediately following the merger, CA changed its name to VirtualScopics, Inc. (the “Company” or “New VS”) and its fiscal year end from August 31 to December 31. The Company also changed its trading symbol from “CSAA.OB” to “VSCP.OB.” On May 31, 2006, the Company began trading on NASDAQ Capital Market under the symbol “VSCP.”

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2005. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of New VS and its wholly-owned subsidiary, VS. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk
The Company derived 42% and 79% of its revenue from its largest customer for the six months ended June 30, 2006 and 2005, respectively.

Revenue Recognition
The Company provides advanced medical image analysis which is charged to its customers on a per image basis in addition to various consulting and project/data management services. Revenue is recognized after the services are rendered or when the image analysis is delivered.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies, continued

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

NOTE 3 - Notes Payable

Notes payable to related parties as of June 30, 2006 amounted to $118,980.

During 2002, the Company entered into note agreements with two of the Company’s founders, along with three additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and mature on March 31, 2008.

Interest expense amounted to $4,230 and $7,480 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 4 - Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three and six months ended June 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted under its stock incentive plans during the three and six months ended June 30, 2006 and compensation expense related to the unamortized portion of stock options granted prior to January 1, 2006. The amount included in the general and administrative expenses in the condensed consolidated statements of operation related to stock-based compensation was $564,733 and $989,617 for the three and six months ended June 30, 2006, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a three- or four-year period.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three and six months ended June 30, 2005 would have been adjusted to the following pro forma amounts:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - Employee Stock Options, continued

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(396,965)	$(1,064,680)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(152,963)	(449,640)

Net loss, pro forma	$(549,928)	$(1,514,320)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.06)
Pro forma	$(0.03)	$(0.09)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted for the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	June 30,
	2006	2005
Risk free interest rate	4.72%	4.15%
Expected term (years)	8.8	8.6
Expected volatility	80.6%	80.6%
Expected dividend yield	-	-

A summary of the option activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	2,892,166	$1.89
Granted	541,750	$4.12
Options outstanding at June 30, 2006	3,433,916	$2.24	8.03	$12,634,337
Options exercisable at June 30, 2006	1,199,701	$1.23	6.02	$5,930,730

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $2,232,010 and $0, respectively. There have been no options exercised as of June 30, 2006.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of the nonvested shares as of June 30, 2006 and changes during the six month period ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,699,757	2.35
Granted	541,750	4.12
Vested	(7,292)	1.23
Nonvested at June 30, 2006	2,234,215	2.78

As of June 30, 2006, there was $4,513,893 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 9.12 years. The total fair value of shares vested during the six months period ended June 30, 2006 amounted to $8,969.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following:

	June 30,
	2006	2005
Series A convertible preferred stock	2,800,000	-
Warrants to purchase common stock	2,212,490	532,490
Options to purchase common stock	3,570,262	2,261,185

Total	8,582,752	2,793,675

NOTE 6 - Severance Payment Demand

In the summer of 2005, the former President and Chief Executive Officer of VS, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with VS alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options.  On May 3, 2006, Dr. Shapiro filed a demand for arbitration with the American Arbitration Association seeking $325,000, plus the value of his option to purchase approximately 174,570 shares of common stock at $2.25 per share.  VirtualScopics filed a response on May 24, 2006, denying the allegations and asserting several defenses. VS believes the demand is without merit and intends to vigorously defend against the demand.  As of June 30, 2006, the Company did not accrue any liability related to the demand.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - Employment Agreement

Effective May 11, 2006, the Company’s board of directors confirmed the appointment of a new Chief Operating Officer, and entered into an employment agreement which provides for an annual base salary of $220,000, a bonus of $30,000 in 2006 upon the achievement of certain Company performance targets and restrictive covenants against competition. In addition, the Company also provides for the officer to receive 500,000 stock options exercisable at $4.00 per share vesting over a four-year period. The aforementioned agreement may be terminated at any time by either party.

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

VS was formed in July 2000 after being spun out of the University of Rochester. In June 2002, VS purchased the underlying technology and patents created by the founders of VS from the University of Rochester. VS owns all rights to the patents underlying its technology. Since its inception, VS’ principal activities consisted of:

•	research and development;

•	hiring technical, sales and other personnel;

•	business development of customer and strategic relationships; and

•	raising capital.

During the first three years, we have expanded our customer base. In 2003, we performed our services for eight customers. Since that time, we have added 21 new customers, for a total of 29 as of the date of this report. Revenue over this time has been derived primarily from image processing services in connection with pharmaceutical drug trials and contract research studies. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from software development and consulting services, as well as research studies in the neurology and sexual dysfunction areas. We expect that the concentration of our revenue will continue in these services and therapeutic areas throughout 2006. Revenues are recognized as the images that we process are quantified and delivered to our customers.

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

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can affect whether we will realize the full benefits under the contract, and the time over which we will realize revenue. Customers may not continue our services due to the performance of their compound. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed. Recognition of revenue under the contract may also be affected by timing, reduction in patient recruitment or image site identification and training.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues

Our revenues for the three months ended June 30, 2006 were $1,262,000, an increase of $271,000 or 27% over the comparable quarter of 2005. The strong sales were a direct reflection of the increase in our customer base. In 2006, 33% of the revenues for the second quarter were generated from Pfizer, as compared to 72% in the same period of 2005. We anticipate that our revenues from Pfizer will continue to grow; however, we expect the relative percentage of the Pfizer business to decline throughout 2006 as we continue to broaden our customer base. We performed services for a total of 42 projects in the second quarter of 2006, as compared to 24 in the second quarter of 2005. During the second quarter of 2006, we derived 60% of our revenues from musculoskeletal projects, 24% from oncology projects, and 16% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies.

Gross Profit

We had a gross profit of $575,000 for the three months ended June 30, 2006 compared to $416,000 for the comparable period in 2005. Our gross profit margin also increased from 42% in the second quarter 2005 to 46% in the second quarter 2006. This improvement in gross margin is largely attributed to the increase in sales, operational process improvements, and the product mix of the services that were delivered on during the quarter.

Research and Development

Total research and development expenditures were $304,000 in the second quarter of 2006 compared to $256,000 for the comparable period in 2005, an increase of 19%. The increase in research and development costs for the period was due to the additional headcount in our algorithm and software development group. These costs were composed mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the three months ended June 30, 2006 was $202,000, an increase of $109,000 or 117% over the second quarter of 2005. The increase is attributable to the broadening of our efforts in sales and marketing, including new marketing brochures, greater exposure at targeted trade shows and the hiring of a new business development person at the end of 2005. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing.

General and Administrative

General and administrative expenses for the three months ended June 30, 2006 costs were $665,000 (excluding the costs of FAS 123R as discussed below), an increase of $298,000 or 81%, over the second quarter of 2005. The increase is mainly due to the additional costs of being a public company which was a result of the exchange transaction between ConsultAmerica, Inc. and VirtualScopics, LLC on November 4, 2005. These additional costs included legal fees, filing fees, as well as audit and tax-related services amounting to approximately $235,000 for the second quarter of 2006. The increase was also a result of the hiring of administrative functions, including IT, human resources and finance in order to support the Company’s growth. We expect that our general and administrative costs will be higher in 2006 as a result of being a publicly traded company.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended June 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the second three months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the second three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $565,000 for the three months ended June 30, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the June 30, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization charges increased in the three months ended June 30, 2006 by $19,000 or 19%, to $119,000, when compared to the same period in 2005. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the three months ended June 30, 2006 was $45,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $6,000 in the same period in 2005. The increase in interest income was a reflection of the higher cash balances on hand during the fiscal year 2006 as well as higher average rates of return on our savings accounts in 2006 compared to 2005. Interest expense for the quarters ended June 30, 2006 and 2005 was $3,000 representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the three months ended June 30, 2006 was $1,239,000 compared to a net loss of $397,000 for the same period in 2005. The increase in our net loss over the prior period was primarily related to the effects of implementing SFAS No. 123R in 2006 as well as greater general administrative costs associated with being a public company, as discussed above.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues

Our revenues for the six months ended June 30, 2006 were $2,286,000, an increase of $596,000 or 35% over the first half of 2005. The strong sales were a direct reflection of the increase in our customer base. In 2006, 42% of the revenues for the first half were generated from Pfizer, as compared to 79% in the same period of 2005. We anticipate that our revenues from Pfizer will continue to grow; however, we expect the relative percentage of the Pfizer business to decline in 2006 as we continue to broaden our customer base. We performed services for a total of 49 projects in the first half of 2006, as compared to 26 in the first half of 2005. During the first half of 2006, we derived 57% of our revenues from musculoskeletal projects, 25% from oncology projects, and 18% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies.

Gross Profit

We had a gross profit of $959,000 for the six months ended June 30, 2006 compared to $582,000 for the comparable period in 2005. Our gross profit margin also increased from 34% in the first two quarters of 2005 to 42% in the first two quarters of 2006. This improvement in gross margin is largely attributed to the increase in sales, operational process improvements, and the product mix of the services that were delivered on during the period.

Research and Development

Total research and development expenditures were $544,000 in the first half of 2006 compared to $487,000 for the comparable period in 2005, an increase of 12%. The increase was attributable to the additional algorithm and software development staff hired in the first half of 2006. These costs were composed mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2006 increased to $389,000, an increase of $119,000 or 44% over the first half of 2005. The increase is attributable to the broadening of our efforts in sales and marketing, including new marketing brochures, greater exposure at targeted trade shows and the hiring of a new business development person at the end of 2005. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing.

General and Administrative

General and administrative expenses for the six months ended June 30, 2006 were $1,117,000 (excluding the impact of FAS 123R, as discussed below), an increase of $422,000, over the first half of 2005. The increase is mainly due to the effects of implementing FAS 123R, as discussed below, as well as the additional costs of being a public company which was a result of the exchange transaction between ConsultAmerica and VirtualScopics, LLC on November 4, 2005. These additional costs included legal fees, filing fees, as well as audit and tax-related services amounting to approximately $350,000 for the first half of 2006. The increase was also a result of the hiring of administrative functions, including IT, human resources and finance in order to support the Company’s growth. We expect that our general and administrative costs will increase throughout 2006 as a result of being a publicly traded company.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the six months ended June 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the first six months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $990,000 for the six months ended June 30, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the June 30, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization charges increased in the six months ended June 30, 2006 by $26,000 or 13%, to $223,000, when compared to the same period in 2005. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the six months ended June 30, 2006 was $81,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $14,000 in the same period in 2005. The increase in interest income was a reflection of the higher cash balances on hand during the fiscal year 2006 as well as higher average rates of return on our savings accounts in 2006 compared to 2005. Interest expense for the six month period ended June 30, 2006 and 2005 were $10,000 and $12,000, respectively, representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the six months ended June 30, 2006 was $2,233,000 compared to a net loss of $1,065,000 for the same period in 2005. The increase in our net loss over the prior period was primarily related to the effects of implementing SFAS No. 123R in 2006, as well as higher general and administrative costs associated with being a public company.

Liquidity and Capital Resources

Our working capital as of June 30, 2006 was $4,423,000 compared to our working capital of $800,000 as of June 30, 2005. The increase was a direct result of our recently completed private placement in the fourth quarter of 2005, as described below.

On November 4, 2005 and in two subsequent closings on November 23, 2005 and December 2, 2005, we closed on our private placement for the sale of 7,000 shares of our newly issued series A convertible preferred stock. We received net cash proceeds of approximately $5.7 million from the private placement. The net proceeds from our 2005 private placement have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. As of July 31, 2006, we had approximately 4.2 million in cash and cash equivalents.

We have begun to utilize the net proceeds from the private placement to support the expansion of our business to serve larger scale clinical trials, further research and development of existing and new targeted therapeutic areas, we plan on also utilizing the funds available to develop and market diagnostic and treatment planning products. Additionally, we have begun the added investment in our sales and marketing efforts through hiring of sales support and broadening our marketing materials and participation in medical conferences.

Net cash used in operating activities totaled $1,318,000 in the first half of 2006 compared to $2,102,000 for the comparable period in 2005. This decrease in usage was primarily the result of the timing of collection of receivables as well as the earning of advance payments from customers.

We invested a total of $396,000 in the purchase of equipment and the acquisition of patents in the first half of 2006, compared to $115,000 in the same period in 2005. We anticipate further spending within our IT infrastructure to support the Company’s operations.

Net cash used in our financing activities for the six month period ended June 30, 2006 was $37,000, compared to $19,000 for the six month period ended June 30, 2005. The amounts included in cash used in financing activities represent amounts paid on loans from certain stockholders of the Company.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;

•	inability to raise sufficient additional capital, if necessary, to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel; and

•	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) and in any subsequent reports filed with the SEC. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 3. Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, see Note 6 to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	VirtualScopics, Inc. held its Annual Shareholders’ Meeting on May 11, 2006.

b)	The shareholders voted for the election of seven nominees to serve as directors for a one-year term expiring in 2007 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld

Warren Bagatelle	15,458,829	1,970,910
Colby Chandler	15,458,829	1,970,910
Robert Klimasewski	15,458,829	1,970,910
Sidney Knafel	17,411,039	18,700
Charles Phelps	15,458,829	1,970,910
Saara Totterman	15,458,829	1,970,910
Terence Walts	15,458,829	1,970,910

There were no abstentions and no broker non-votes.

c)
The shareholders voted to ratify the appointment of Marcum & Kliegman as the independent registered public accounting firm of VirtualScopics, Inc. for fiscal year 2006.  The vote was 17,418,325 for, 4,200 against and 7,214 abstentions.  There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1
Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No.: 333-133747)).

Exhibit 10.2
Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the Company (Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No.: 333-133747)).

Exhibit 10.3
Employment Agreement with Jeffrey Markin dated April 11, 2006 (Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, Amendment No. 1 filed with the Securities and Exchange Commission on July 13, 2006 (File No.: 333-133747)).

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

Dated: August 10, 2006	VIRTUALSCOPICS, INC.

/s/ Robert G. Klimasewski
Robert G. Klimasewski
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Financial Officer and Vice President of Finance

Exhibit Index

Exhibit 10.1
Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No.: 333-133747)).

Exhibit 10.2
Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the Company (Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No.: 333-133747)).

Exhibit 10.3
Employment Agreement with Jeffrey Markin dated April 11, 2006 (Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, Amendment No. 1 filed with the Securities and Exchange Commission on July 13, 2006 (File No.: 333-133747)).

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