Form 10QSB/A
period 2006-06-30
VirtualScopics, Inc.
filed 2006-09-25
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A
(Amendment No. 1)

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

As of July 31, 2006, there were 22,401,075 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐ No ☒

Preliminary Note Regarding Amendment: This Amendment on Form 10-QSB/A amends the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, as filed by the Registrant on August 10, 2006 (the “Original Filing”), and is being filed to report a correction of the shares of the Registrant’s common stock, $0.001 par value, outstanding as of July 31, 2006 as reported on the cover page. This Form 10-Q/A amends only the cover page to reflect this correction and Item 1 of Part 1 to add Note 8 "Subsequent Event" to the "Notes to Condensed Consolidated Financial Statements (unaudited)" to reflect this correction. The remaining portions of this Form 10-QSB/A consist of all other Items contained in the Original Filing. These Items are not amended hereby, but are included for the convenience of the reader. Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that occurred at a later date.

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

NOTE 8 -  Subsequent Event

From July 18, 2006 through July 31, 2006, the Company issued an additional 512,000 shares of its common stock upon the conversion of its series A convertible preferred stock by holders of such shares pursuant to the terms thereof. As a result of these conversions, the Company had 22,401,075 shares of its common stock outstanding as of July 31, 2006.

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

Dated: September 25, 2006	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
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