Form 10QSB
period 2006-09-30
VirtualScopics, Inc.
filed 2006-11-14
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Common Stock, $0.001 par value SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS: None.

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

As of October 31, 2006, there were 22,942,826 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐ No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Numbers

	ITEM 1: Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2006	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	4
	Notes to Condensed Consolidated Financial Statements	5-9
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16
	ITEM 3: Controls and Procedures	16

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	17
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	17
	ITEM 3: Defaults Upon Senior Securities	17
	ITEM 4: Submission of Matters to a Vote of Security Holders	17
	ITEM 5: Other Information	17
	ITEM 6: Exhibits	18

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

September 30, 2006

Assets

Current assets
Cash and cash equivalents	$3,777,928
Accounts receivable	1,075,970
Prepaid expenses and other assets	233,778
Total current assets	5,087,676
Patents, net	1,896,488
Property and equipment, net	568,150
Other assets	438,886
Total assets	$7,991,200

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, current portion	$72,000
Accounts payable and accrued expenses	428,890
Accrued payroll	499,363
Unearned revenue	106,294
Total current liabilities	1,106,547
Notes payable, net of current portion	27,850
Total liabilities	1,134,397

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 4,626 issued and outstanding;
liquidation preference $1,000 per share	5
Common stock, $0.001 par value; 85,000,000 shares authorized; 22,850,826	22,851
shares issued and outstanding
Additional paid-in capital	10,577,073
Accumulated deficit	(3,743,126)
Total stockholders' equity	6,856,803
Total liabilities and stockholders' equity	$7,991,200

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$1,275,705	$986,090	$3,561,969	$2,676,073
Cost of services	695,095	622,798	2,022,391	1,728,116
Gross profit	580,610	363,292	1,539,578	947,957

Operating expenses
Research and development	251,526	170,948	795,115	658,715
Sales and marketing	150,774	62,497	539,496	332,910
General and administrative (1)	1,060,575	284,441	3,167,509	980,269
Depreciation and amortization	121,412	97,540	344,612	294,521
Total operating expenses	1,584,287	615,426	4,846,732	2,266,415

Operating loss	(1,003,677)	(252,134)	(3,307,154)	(1,318,458)

Other income (expense)
Interest income	54,760	4,088	135,876	18,102
Interest and other expense	(1,710)	(3,261)	(12,090)	(15,630)
Total other income (expense)	53,050	827	123,786	2,472

Net loss	$(950,627)	$(251,307)	$(3,183,368)	$(1,315,986)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.14)	$(0.06)

Weighted average number of common shares outstanding	22,449,433	21,889,075	22,079,452	21,889,075

(1) Includes stock option compensation expense of $502,061 and $1,491,678 for the three and nine months ended September 30, 2006, respectively

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities
Net loss	$(3,183,368)	$(1,315,986)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	344,612	294,521
Stock option compensation expense	1,491,678	-
Issuance of equity instruments to non-employees for services	989	9,792
Changes in operating assets and liabilities
Accounts receivable	(578,197)	(151,301)
Prepaid expenses and other assets	152,205	-
Accounts payable and accrued expenses	(48,786)	249,507
Accrued payroll	190,224	37,400
Unearned revenue	(460,974)	(1,626,715)
Total adjustments	1,091,751	(1,186,796)
Net cash used in operating activities	(2,091,617)	(2,502,782)

Cash flows from investing activities
Purchase of equipment	(370,310)	(70,422)
Acquisition of patents	(111,177)	(73,415)
Net cash used in investing activities	(481,487)	(143,837)

Cash flows from financing activities
Principal payments of notes payable - related parties	(56,578)	(10,281)

Net decrease in cash and cash equivalents	(2,629,682)	(2,656,900)

Cash and cash equivalents
Beginning of period	6,407,610	3,538,446
End of period	$3,777,928	$881,546

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$5,940	$10,661

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - Organization and Basis of Presentation

Organization
On November 4, 2005, VirtualScopics, LLC (“VS”), a New York limited liability company, entered into a merger agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation. CA issued 17,326,571 of its unregistered shares of common stock for 100% of the outstanding membership units of VS. As a result of the exchange, the members of VS became the controlling stockholders of CA. CA did not have any meaningful operations prior to the merger. The transaction was treated as a recapitalization of VS, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of VS and the common stock of VS has been retroactively restated to give the effect to the exchange for CA common stock. Immediately following the merger, CA changed its name to VirtualScopics, Inc. (the “Company” or “New VS”) and its fiscal year end from August 31 to December 31. The Company also changed its trading symbol from “CSAA.OB” to “VSCP.OB.” On May 31, 2006, the Company began trading on NASDAQ Capital Markets under the symbol “VSCP.”

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2005. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of New VS and its wholly-owned subsidiary, VS. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk
The Company derived 37% and 77% of its revenue from its largest customer for the nine months ended September 30, 2006 and 2005, respectively.

Revenue Recognition
The Company provides advanced medical image analysis which is charged to its customers on a per image basis in addition to various consulting and project/data management services. Revenue is recognized after the services are rendered or when the image analysis is delivered.

Reimbursements received for out-of-pocket expenses incurred are reported as revenue in the accompanying consolidated financial statements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

NOTE 3 - Notes Payable

Notes payable to related parties as of September 30, 2006 amounted to $99,850.

During 2002, the Company entered into note agreements with two of the Company’s founders, along with three additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on March 31, 2008.

Interest expense amounted to $5,940 and $10,661 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4 - Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three and nine months ended September 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted under its stock incentive plans during the three and nine months ended September 30, 2006 and compensation expense related to the unamortized portion of stock options granted prior to January 1, 2006. The amount included in the general and administrative expenses in the condensed consolidated statements of operation related to stock-based compensation was $502,061 and $1,491,678 for the three and nine months ended September 30, 2006, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a three- or four-year period.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three and nine months ended September 30, 2005 would have been adjusted to the following pro forma amounts:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(251,307)	$(1,315,986)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(368,533)	(818,173)

Net loss, pro forma	$(619,840)	$(2,134,159)

Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.06)
Pro forma	$(0.03)	$(0.10)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	September 30,
	2006	2005
Risk free interest rate	4.88%	4.15%
Expected term (years)	8.9	8.6
Expected volatility	84.2%	80.6%
Expected dividend yield	-	-

A summary of the option activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	2,892,166	$1.89
Granted	600,250	$4.01
Options outstanding at September 30, 2006	3,492,416	$2.25	7.88	$2,221,520
Options exercisable at September 30, 2006	1,674,532	$1.52	6.73	$2,291,642

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $2,407,003 and $2,233,158, respectively. There have been no options exercised as of September 30, 2006.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of the nonvested shares as of September 30, 2006 and changes during the nine month period ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,699,757	2.35
Granted	600,250	4.01
Vested	(482,123)	1.52
Nonvested at September 30, 2006	1,817,884	3.12

As of September 30, 2006, there was $4,159,913 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 8.9 years. The total fair value of shares vested during the nine month period ended September 30, 2006 amounted to $732,827.

NOTE 5 - Stockholders’ Equity

During the nine months ended September 30, 2006, 2,374 shares of the Company’s Series A convertible preferred stock have been converted into 949,600 shares of the Company’s common stock. Additionally, there was a cashless exercise of 50,000 of the Company’s warrants in August 2006 resulting in the issuance of 12,151 shares of common stock. Subsequent to September 30, 2006, 230 shares of the Company’s Series A convertible preferred stock were converted into 92,000 shares of the Company’s common stock.

NOTE 6 - Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares has been given retroactive effect to the recapitalization. Diluted net loss attributable to common shares adjusts basic net loss per share for the effects of convertible securities, warrants, stock options, and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following:

	September 30,
	2006	2005
Series A convertible preferred stock	1,850,400	-
Warrants to purchase common stock	2,162,490	532,490
Options to purchase common stock	3,633,912	2,261,185

Total	7,646,802	2,793,675

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - Severance Payment Demand

In the summer of 2005, the former President and Chief Executive Officer of VS, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with VS alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options.  On May 3, 2006, Dr. Shapiro filed a demand for arbitration with the American Arbitration Association seeking $325,000, plus the value of his option to purchase approximately 174,570 shares of common stock at $2.25 per unit.  VirtualScopics filed a response on May 24, 2006, denying the allegations and asserting several defenses. The hearing is scheduled for February 5 through 8 of 2007. VS believes the demand is without merit and intends to vigorously defend against the demand.  As of September 30, 2006, the Company did not accrue any liability related to the demand.

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

We were originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC (“VS”), in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. The newly issued shares constituted approximately 70% of our outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we have succeeded to the business of VS and plan to continue this business.

VS was formed in July 2000 after being spun out of the University of Rochester. In June 2002, VS purchased the underlying technology and patents created by the founders of VS from the University of Rochester. VS owns all rights to the patents underlying its technology. Since its inception, VS’s principal activities consisted of:

•	research and development;

•	hiring technical, sales and other personnel;

•	sales and operations;

•	business development of customer and strategic relationships; and

•	raising capital.

During the first five years, we have expanded our customer base. In 2001, we performed our services for one customer. Currently, we have 20 active customers, as of the date of this report. Revenue over this time has been derived primarily from image processing services in connection with pharmaceutical drug trials and contract research studies. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from software development and consulting services, as well as research studies in the neurology and sexual dysfunction areas. We expect that the concentration of our revenue will continue in these services and in therapeutic areas throughout 2006. Revenues are recognized as the images that we process are quantified and delivered to our customers.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues

Our revenues for the three months ended September 30, 2006 were $1,276,000, an increase of $290,000 or 29% over the comparable quarter of 2005. This increase in sales was a direct reflection of the increase in our customer base. We performed services for a total of 48 projects in the third quarter of 2006, as compared to 22 in the third quarter of 2005. In 2006, 26% of the revenues for the third quarter were generated from Pfizer, as compared to 73% in the same period of 2005. We anticipate that our revenues from Pfizer will continue to grow; however, we expect the relative percentage of the Pfizer business to decline throughout 2006 as we continue to broaden our customer base. During the third quarter of 2006, we derived 59% of our revenues from musculoskeletal projects, 26% from oncology projects, and 15% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We expect that a majority of our work on pharmaceutical trial projects will continue to be focused in these areas through 2007.

Gross Profit

We had a gross profit of $581,000 for the three months ended September 30, 2006 compared to $363,000 for the comparable period in 2005. Our gross profit margin also increased from 37% in the third quarter 2005 to 46% in the third quarter 2006. This improvement in gross margin is largely attributed to the increase in sales, operational process improvements, and the product mix of the services that were delivered on during the quarter.

Research and Development

Total research and development expenditures were $252,000 in the third quarter of 2006 compared to $171,000 for the comparable period in 2005, an increase of 47%. The increase in research and development costs for the period was due to the additional algorithm and software development staff hired in 2006. Costs included in research and development compose mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the three months ended September 30, 2006 were $151,000, an increase of $88,000 or 141% over the third quarter of 2005. The increase is attributable to the broadening of our efforts in sales and marketing, including new marketing brochures, greater exposure at targeted trade shows and the hiring of a new business development person at the end of 2005. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2006 costs were $559,000 (excluding the costs of Statement of Financial Accounting Standards (“SFAS”) No. 123R as discussed below), an increase of $274,000 or 96%, over the third quarter of 2005. The increase is mainly due to the additional costs of being a public company which was a result of the exchange transaction between ConsultAmerica, Inc. and VirtualScopics, LLC on November 4, 2005. These additional costs include legal fees, filing fees, as well as audit and tax-related services. The increase was also a result of the hiring of administrative functions, including IT, human resources and finance in order to support the Company’s growth. We expect that our general and administrative costs will be higher throughout 2006 as a result of being a publicly traded company.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended September 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the three months ended September 30, 2006 and the unvested portion of previous stock option grants which vested during the three months ended September 30, 2006. The amount recognized in the financial statements related to stock-based compensation was $502,000 for the three months ended September 30, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the September 30, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization charges increased in the three months ended September 30, 2006 by $24,000 or 24%, to $121,000, when compared to the same period in 2005. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the three months ended September 30, 2006 was $55,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $4,000 in the same period in 2005. The increase in interest income was a reflection of the higher cash balances on hand during the fiscal year 2006 as well as higher average rates of return on our savings accounts in 2006 compared to 2005. Interest expense for the quarters ended September 30, 2006 and 2005 was $2,000 and $3,000, respectively, representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the three months ended September 30, 2006 was $951,000 compared to a net loss of $251,000 for the same period in 2005. The increase in our net loss over the prior period was primarily related to the effects of implementing SFAS No. 123R in 2006 as well as greater general administrative costs associated with being a public company, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues

Our revenues for the nine months ended September 30, 2006 were $3,562,000, an increase of $886,000 or 33% over the first nine months of 2005. This increase in sales was a direct reflection of the increase in our customer base and number of contracts. We performed services for a total of 62 projects in the first nine months of 2006, as compared to 36 in the first nine months of 2005. In 2006, 37% of the revenues for the first three quarters were generated from Pfizer, as compared to 77% in the same period of 2005. We anticipate that our revenues from Pfizer will continue to grow; however, we expect the relative percentage of the Pfizer business to decline in 2006 as we continue to broaden our customer base. During the first three quarters of 2006, we derived 52% of our revenues from musculoskeletal projects, 25% from oncology projects, and 23% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We expect that a majority of our work on pharmaceutical trial projects will continue to be focused in these areas through 2007.

Gross Profit

We had a gross profit of $1,540,000 for the nine months ended September 30, 2006 compared to $948,000 for the comparable period in 2005. Our gross profit margin also increased from 35% in the first three quarters of 2005 to 43% in the first three quarters of 2006. This improvement in gross margin is largely attributed to the increase in sales, operational process improvements, and the product mix of the services that were delivered on during the period.

Research and Development

Total research and development expenditures were $795,000 in the first three quarters of 2006 compared to $659,000 for the comparable period in 2005, an increase of 21%. The increase was attributable to the additional algorithm and software development staff hired in 2006. These costs were composed mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2006 increased to $539,000, an increase of $207,000 or 62% over the first three quarters of 2005. The increase is attributable to the broadening of our efforts in sales and marketing, including new marketing brochures, greater exposure at targeted trade shows and the hiring of a new business development person at the end of 2005. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 were $1,676,000 (excluding the impact of SFAS No. 123R, as discussed below), an increase of $696,000 or 71%, over the first nine months of 2005. The increase is mainly due to the additional costs of being a public company which was a result of the exchange transaction between ConsultAmerica and VirtualScopics, LLC on November 4, 2005, as well as the fees associated with our NASDAQ listing. These additional costs included legal fees, filing fees, as well as audit and tax-related services. The increase was also a result of the hiring of administrative functions, including IT, human resources and finance in order to support the Company’s growth. We expect that our general and administrative costs will increase throughout 2006 as a result of being a publicly traded company.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the nine months ended September 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three quarters of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the first nine months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $1,492,000 for the nine months ended September 30, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the September 30, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization charges increased in the nine months ended September 30, 2006 by $50,000 or 17%, to $345,000, when compared to the same period in 2005. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the nine months ended September 30, 2006 was $136,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $18,000 in the same period in 2005. The increase in interest income was a reflection of the higher cash balances on hand during the fiscal year 2006 as well as higher average rates of return on our savings accounts in 2006 compared to 2005. Interest expense for the nine month period ended September 30, 2006 and 2005 were $12,000 and $16,000, respectively, representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the nine months ended September 30, 2006 was $3,183,000 compared to a net loss of $1,316,000 for the same period in 2005. The increase in our net loss over the prior period was primarily related to the effects of implementing SFAS No. 123R in 2006, as well as higher general and administrative costs associated with being a public company.

Liquidity and Capital Resources

Our working capital as of September 30, 2006 was $3,981,000 compared to our working capital of $5,899,000 as of December 31, 2005. The decrease was a result of increased planned expenditures in research and development, sales and marketing as well as hiring within our core lab to meet the increased demand from our customers.

On November 4, 2005 and in two subsequent closings on November 23, 2005 and December 2, 2005, we closed on our private placement for the sale of 7,000 shares of our newly issued series A convertible preferred stock. We received net cash proceeds of approximately $5.7 million from the private placement. The net proceeds from our 2005 private placement have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. As of October 31, 2006, we had approximately $4.0 million in cash and cash equivalents.

We have begun to utilize the net proceeds from the private placement to support the expansion of our business to serve larger scale clinical trials, further research and development of existing and new targeted therapeutic areas. Additionally, we have begun the added investment in our sales and marketing efforts through hiring of sales support and broadening our marketing materials and participation in medical conferences.

Net cash used in operating activities totaled $2,092,000 in the first nine months of 2006 compared to $2,503,000 for the comparable period in 2005. This decrease in usage was primarily the result of the timing of collection of receivables as well as the earning of advance payments from customers.

We invested a total of $481,000 in the purchase of equipment and legal costs associated with new patent applications in the first three quarters of 2006, compared to $144,000 in the same period in 2005. We anticipate further spending within our IT infrastructure to support the Company’s operations.

Net cash used in our financing activities for the nine month period ended September 30, 2006 was $57,000, compared to $10,000 for the nine month period ended September 30, 2005. The amounts included in cash used in financing activities represent amounts paid on loans from certain stockholders of the Company.

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 3. Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company issued 949,600 shares of the Company’s common stock upon conversion of 2,374 shares of the Company’s Series A convertible preferred stock by existing holders of those shares pursuant to the terms thereof. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of the common stock upon conversions of the Series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

In August 2006, there was a cashless exercise of a warrant on 50,000 shares that resulted in the issuance of 12,151 shares of common stock. The issuance of the Company's common stock under the warrant was effected as a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities which were acquired by an accredited investor for investment purposes only.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In September 2006, the Company was issued U.S. Patent No. 7,103,224, “System and Method for Identifying Optimized Blood Signal in Medical Images to Eliminate Flow Artifacts” by the U.S. Patent and Trademark Office. The patent directly applies to an area of current drug development research in anti-angiogenic and anti-vascular agents. In oncology these drugs are designed to cut off a tumor's blood supply, starving it of nutrients and eventually killing it. Tests to show a drug is working can be done non-invasively using dynamic contrast enhanced MRI (DCE-MRI). The patent covers an innovation in DCE-MRI analysis involving the measurement of tracer concentration in arterial plasma.

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

VIRTUALSCOPICS, INC.

Dated: November 14, 2006	/s/ Jeffrey Markin
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