Form 10KSB
period 2006-12-31
VirtualScopics, Inc.
filed 2007-04-02
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
NASDAQ Capital Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
TITLE OF EACH CLASS:

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year. $4,739,538

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of as of March 16, 2007 was approximately $11,137,175 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of series A preferred stock.

As of March 16, 2007, there were outstanding 22,977,226 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2007, are incorporated by reference in Part III (Items 9, 10, 11, 12 and 14) of this Form 10-KSB.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-KSB titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,“ contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business, if necessary;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel; and

•	other specific risks that may be referred to in this report.

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

ITEM 1: Description of Business

VirtualScopics, Inc. (“VirtualScopics” or “the Company”) is a provider of image-based biomarker solutions to customers in the pharmaceutical, biotechnology and medical device industries that are designed to facilitate cost-effective drug and medical device development. We are headquartered in Rochester, New York.

Corporate History - Recent Development

We are a Delaware corporation, originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC, a New York limited liability company, in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. These newly issued shares constituted approximately 70% of our outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock at the time of the transaction. The exchange transaction was consummated pursuant to a Securities Exchange Agreement, dated November 4, 2005, among us, VirtualScopics, LLC and certain of its former members. As we did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of VirtualScopics, LLC.

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

As of the closing of the exchange transaction, our trading symbol was changed from “CSAA.OB.” to “VSCP.OB” and our fiscal year was changed from August 31 to December 31. On May 31, 2006, we began our listing on the NASDAQ Capital Market under the trading symbol “VSCP.”

Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we have succeeded to the business of VirtualScopics and plan to continue this business.

Concurrent with the closing of the exchange transaction and in two subsequent closings, we completed a private placement to accredited investors of 7,000 units, which included 7,000 shares of newly issued series A convertible preferred stock together with four-year warrants for the purchase of up to 1,400,000 shares of common stock at a $4.00 per share exercise price. Each share of series A convertible preferred stock is initially convertible into 400 shares of our common stock. We received $7.0 million in gross proceeds from the private placement. As of March 16, 2007, 2,690 shares of series A convertible preferred shares have been converted into 1,076,000 shares of our common stock.

Business Overview

We are a provider of image-based biomarker solutions to the pharmaceutical, biotechnology and medical device industries. We will focus on applying our imaging technology in two areas:

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

Our technology may also be applicable in the development of products for patient treatment and surgical planning. We have considered the focus on the deployment of diagnostic tools and services in the areas of arthritis, cancer, cardiology, neurology and other diseases. This diagnostic use has not yet been cleared or approved by the U.S. Food and Drug Administration.

Additionally, in 2007, we received two awards totaling approximately $2.1 million for the application of our technology with the Department of Defense in the area of hyperspectral imagery.

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

Benefits to Patients and Health Care Providers in a Diagnostic Setting

The specific diagnostic opportunities that we plan to pursue in the future are treatment monitoring and surgical planning. Osteoarthritis and cancer are leading causes of disability and death, respectively, throughout much of the developed world, and technologies for closely monitoring disease progression and response to treatment in both areas are currently lacking. We believe this presents us with a significant market opportunity.

In treatment monitoring and surgical planning, our technology is designed to offer patients and medical insurers the following benefits:

•
improved diagnosis of early stage patients in both osteoarthritis and cancer, which is a vital benefit, as early diagnosis is likely to lead to more successful and less expensive treatment, as well as better patient outcomes;

•
better treatment planning of patients based on determination of patient response to compounds or other treatment options (in oncology, for example, we have demonstrated the ability to determine whether patients are showing response to an anti-angiogenic drug after only 48 hours of treatment) (Glenn Liu et al., “Dynamic Contrast-Enhanced Magnetic Resonance Imaging As a Pharmacodynamic Measure of Response After Acute Dosing of AG-013736, an Oral Angiogenesis Inhibitor, in Patients With Advanced Solid Tumors: Results From a Phase I Study,” Journal of Clinical Oncology, vol. 20, August 20, 2005); and

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

Sales and Marketing

Our business development strategy is centered on an active calling effort aimed at pharmaceutical companies, biotechnology companies, principal investigators and clinical research organizations, or CROs. To date, we have made significant inroads by having contracts with 9 of the 15 leading pharmaceutical, biotechnology and medical device companies including Pfizer, GlaxoSmithKline, Johnson & Johnson (DePuy) and Wyeth. We continue to grow our business by leveraging relationships with our current customers. As a result, our current customers have begun introducing us to other therapeutic groups within their organization. We continue to receive positive feedback from our customers, which has resulted in new projects.

In March 2004, we entered into two agreements, a consulting services agreement and co-marketing agreement with Chondrometrics GmbH and a consulting agreement with Dr. Felix Eckstein, the founder of that company. Dr. Eckstein is an internationally recognized authority in osteoarthritis research, especially as it relates to cartilage degeneration. These agreements were intended to leverage the research activities between us and Dr. Eckstein and co-market each party’s services. The consulting agreement expired on December 31, 2006 whereas the co-marketing agreement expires on December 31, 2008 with an automatic renewal in one-year increments until either party delivers written notice of its intention not to renew.

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

Pfizer Strategic Alliance

In July 2002, we entered into a multi-year strategic alliance under a clinical imaging and services agreement with Pfizer, which was expanded and renewed for two years in July 2005, and again in November 2006, to accelerate the discovery, validation and application of image-based biomarkers for clinical research. As part of the original agreement, Pfizer made an equity investment in VirtualScopics which is now represented by our common stock that Pfizer received in the exchange transaction. Pursuant to the terms of the agreement with Pfizer, we granted Pfizer a worldwide, non-exclusive, perpetual, royalty-free license to use, reproduce and modify “tool boxes” that we develop for Pfizer using our image analysis tools technology and that Pfizer will use for the research and development of its pharmaceutical products. The relationship enables Pfizer to apply our technology to ongoing clinical research in an effort to identify and validate biomarkers correlating to clinical outcomes. The biomarkers may then be used to assess the efficacy of new pharmaceutical compounds in the clinical trial process. The alliance continues until July 2008, with annual automatic renewals.

This alliance represents a growing trend in the pharmaceutical industry to apply new technologies to accelerate the clinical development of compounds. Pfizer has a long history of investing in new clinical technologies and is considered an industry leader in this area. We derived 35% and 71% of our revenue from Pfizer for the years ended December 31, 2006 and 2005, respectively.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

We estimate the current market for image analysis in clinical drug trials is approximately $450 million and is growing at over a 15 - 30% annual rate. The market is expected to near $1.0 billion annually by 2011. The use of MRI, CT and PET imaging to determine efficacy of drugs is expected to continue rapid growth.
Growth is a function of:

•	the FDA’s desire to use MRI, CT and PET imaging to determine efficacy due to its non-invasive nature;

•	the pharmaceutical industry’s desire to accelerate the time to market and reduce the cost of clinical drug trials; and

•	an increase in the number of drugs undergoing clinical trials owing to significant and growing pharmaceutical R&D.

The table below outlines the estimated cost to develop a successful compound, from research to launch.

Image Analysis and Image-Based Biomarker Development

We have conducted research to determine the current size of the market for image analysis services in the pharmaceutical, biotech and medical device industries. The information was collected as part of our discussions with many of the major companies that currently serve the industry as well as with the assistance of Dawnbreaker, a strategic/business planning firm. Our discussions with companies in the industry included Bio-Imaging Technologies, Synarc, Beacon Bioscience, Perceptive, Duke Image Analysis Laboratories and Boston University, as well as a number of other academic centers in the United States and Europe. We have found that the market is fragmented, with approximately $450 million in total annual revenues projected for 2006.

The industry is currently undergoing a rapid growth phase as the use of imaging end-points is becoming more accepted by the FDA and the number of compounds being tested by pharmaceutical companies continues to increase. We estimate the annual growth rate for the market at 15% to 30% for the next five years. Our estimates are based on a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are growing even faster. Specifically, Bio-Imaging Technologies, Perceptive (division of Parexel), Synarc and Beacon Bioscience.

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

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our services from our competitors’ products and services. We consider our patented technology and the technology for which we have applied for patent protection to be of material importance to our business plan. We hold nine patents issued by the United States Patent and Trademark Office. We have also applied for a number of other patents, both domestically and in foreign jurisdictions. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws. Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Competition

Our competition is largely comprised of a limited number of university research centers that are working on developing the next generation of image analysis tools. Aside from the university centers, there are a few commercial entities that have a desire to provide these advanced imaging services; however, we believe they are constrained by their lack of technical capabilities.

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

Government Regulation

Healthcare in the United States is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare-related company such as VirtualScopics.

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

Research and Development Costs

We incurred $1,110,761 and $853,085 in research and development costs for the years ended December 31, 2006 and 2005, respectively

Customers

Three customers accounted for 10% or more of our revenue during the year ended December 31, 2006, one of which also accounted for more than 10% of our revenue during the year ended December 31, 2005. The following table sets forth information as to revenue and percentage of revenue for these years for our principal clients, all of which are major pharmaceutical companies:

	Years Ended December 31,
Customer	2006	2005
Pfizer, Inc.	$1,667,652	$2,479,447
	(35.2%)	(71.4%)
GlaxoSmithKline	736,458
	(15.5%)		*
Merck, Inc.	508,009
	(10.8%)		*

* Less than 10%

Pfizer projects represented 35% of our revenue in 2006 and 71% in 2005. Therefore, at present, our results will depend on our strategic alliance with Pfizer and the delivery of our services to Pfizer. Additionally, Pfizer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by Pfizer to discontinue or limit our relationship could have a material adverse impact on our business.

Employees

As of December 31, 2006, we had 56 employees and six contract radiologists. Of our employees, 48 are full-time.

ITEM 2: Description of Property

As of the date of this report, we lease 12,258 square feet of office space at our corporate headquarters in Rochester, New York. The annual rent under the lease is $183,870. The lease ends in March 2008. The Company is in discussions with its landlord to accommodate the Company’s expansion. The Company is confident that it will find sufficient space to meet its growth, if necessary.

ITEM 3: Legal Proceedings

In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options.  On May 3, 2006, Dr. Shapiro filed a demand for arbitration with the American Arbitration Association seeking $325,000, plus the value of his options to purchase approximately 174,570 shares of common stock at $2.25 per unit.  VirtualScopics filed a response on May 24, 2006, denying the allegations and asserting several defenses. The hearing is scheduled in April 2007. The Company believes the demand is without merit and intends to vigorously defend against the demand. As of December 31, 2006, the Company has not accrued any amounts related to this matter.

ITEM 4: Submission of Matters to Vote of Security Holders

Not applicable.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

Since the closing of our exchange transaction on November 4, 2005, our shares of common stock have been quoted and listed for trading on the OTC Bulletin Board under symbol “VSCP.OB.” Prior to that date, there was no active market for our common stock. Between November 4, 2005 and December 31, 2005, the high and low closing prices for our common stock, as reported by the OTC Bulletin Board were $7.75 and $2.97, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. As of May 31, 2006 we began listing on the NASDAQ Capital Market under the trading symbol “VSCP.”

The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for January 1, 2006 through May 30, 2006 and on the NASDAQ Capital Market from May 31, 2006 through December 31, 2006. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

	HIGH	LOW

First Quarter	$7.45	$4.05
Second Quarter	6.00	3.50
Third Quarter	5.62	2.50
Fourth Quarter	2.87	1.70

As of February 28, 2007, we had approximately 101 registered holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, the Company issued 1,061,600 shares of the Company’s common stock upon conversion of 2,654 shares of the Company’s series A convertible preferred stock by existing holders of those shares pursuant to the terms thereof. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

None.

ITEM 6: Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, consolidated changes in stockholders’ equity and cash flow for the years ended December 31, 2006 and 2005, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

We were originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC, in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. At the time of the transaction, the newly issued shares constituted approximately 70% of the outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we have succeeded to the business of VirtualScopics and plan to continue this business.

In July 2000, VirtualScopics was formed after being spun out of the University of Rochester. In June 2002, VirtualScopics purchased the underlying technology and patents created by VirtualScopics’ founders from the University of Rochester. VirtualScopics owns all rights to the patents underlying its technology. Since VirtualScopics’ inception, VirtualScopics’ principal activities have consisted of:

•	research and development;

•	hiring technical, sales and other personnel;

•	business development of customer and strategic relationships; and

•	raising capital.

Revenue over the past four years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and sexual dysfunction areas. We expect that the concentration of our revenue will continue in these services and in those areas in 2007. Revenues are recognized as the MRI and CT images that we process are quantified and delivered to our customers.

We have found that our customers value the ability to better understand the efficacy profile of their compounds. To date, nearly all of our customers have expressed interest in expanding their service agreements with us. We have also submitted proposals and bids for a number of other contracts. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled on 30 days’ advance notice by a customer.

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.

Results of Operations

Results of Operations for Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

We had revenues of approximately $4.7 million for the year ended December 31, 2006. During 2006 we performed work for 23 customers, representing 69 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects. During 2006, 35% of revenues were derived from projects with our largest customer, Pfizer, as compared to 71% in 2005. This reduction in percentages was a direct result of a defined objective we made at the end of 2005 to broaden our customer base in order to reduce the reliance on one customer. In November 2006, we early renewed our strategic relationship with Pfizer which now ends in July 2008 with annual automatic renewals for two years thereafter. As of December 31, 2006, we had active projects with 9 of the top 15 pharmaceutical companies. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We expect that a majority of our work on pharmaceutical trial projects will continue to be focused in these areas through 2007. During 2006, 49% of the revenues were derived from studies in musculoskeletal diseases, 25% in oncology studies, 8% from consulting and 18% in other therapeutic areas.

Our revenues for the year ended December 31, 2005 totaled approximately $3.5 million. The increase in 2006 compared to 2005 is attributable to the broadening of our customer base throughout 2006, as outlined above, as well as the sales and marketing initiatives implemented in 2006, which has resulted in added business.

Gross Profit

We had a gross profit of $2,099,000 for the year ended December 31, 2006 compared to $1,277,000 for the comparable period in 2005. Our gross profit margin increased from 37% in 2005 to 44% in 2006. This 19% improvement in our gross margin is attributable to the 36% increase in revenues and the shift of more of our business to Phase I/II studies from research and development activities. This shift to move Phase I/II studies helps yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Research and development costs increased in 2006 by $258,000, or 30%, to $1,111,000, when compared to 2005. The increase was largely attributed to the nature of the projects (in 2005, there was a significant amount of software development costs that were classified as service costs as they related to a cardiovascular project for a customer, there was no similar project in 2006) as well as the hiring of a director within our software group. As of December 31, 2006, there were 14 employees in our research and development group, this includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs increased in 2006 by $299,000, or 68%, to $742,000, when compared to 2005. The increase was a result of hiring of a new sales person in 2006, payments to our consultant Dr. Felix Eckstein, under the Services and Co-Marketing Agreement, along with the increased attendance at targeted trade shows and conferences. In 2006, Company representatives attended 12 trade shows/conferences as compared to 7 in 2005. Presentations and attendance at these conferences continue to be a significant source for new customer contacts. As of December 31, 2006, there were three individuals in our sales department.

General and Administrative

General and administrative expenses for the year ended December 31, 2006 were $2,237,000 (excluding the impact of SFAS No. 123R, as discussed below), an increase of $611,000 or 38%, when compared to 2005. The increase is mainly due to approximately $600,000 in additional costs of being a public company which was a result of the exchange transaction between ConsultAmerica and VirtualScopics, LLC on November 4, 2005, as well as the fees associated with our NASDAQ listing. These additional costs included legal fees, filing fees, as well as audit and tax-related services. The increase was also a result of the hiring of administrative functions, including IT, human resources and finance in order to support the Company’s growth. We expect that our general and administrative costs will stabilize in 2007.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the year ended December 31, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the fiscal year 2006 and the unvested portion of previous stock option grants which vested during the fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $1,400,000 for the year ended December 31, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the December 31, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization charges increased in the year ended December 31, 2006 by $62,000 or 15%, to $468,000, when compared to 2005. This increase is attributed mainly to the rise in depreciation charges resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest (Expense)/Income, net

Interest income for the year ended December 31, 2006 was $178,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $36,000 in 2005. The increase in interest income was a reflection of the approximately $6 million net equity raise at the end of 2005 which resulted in higher average cash balances during 2006, in addition to higher average rates of return on our savings accounts in 2006 compared to 2005. Interest expense for the years ended December 31, 2006 and 2005 was $7,000 and $23,000, respectively. This decrease in interest expense was due to quarterly payments on loans from certain VirtualScopics stockholders.

Net Loss

Excluding the impacts of implementing FAS 123R in 2006, our net loss for the year ended December 31, 2006 was $2,304,000 compared to a net loss of $2,045,000 for the year ended December 31, 2005. The increase in our net loss over the prior period was primarily related to further investments in research and development and sales and marketing, as well as the additional costs associated with being a public company.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the series A convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. The series A convertible preferred stock was fully convertible at the issuance date and the value of the beneficial conversion feature was recorded as a deemed dividend. As a result, the net loss attributable to common stockholders for the year ended December 31, 2005 was $6,327,952.

Liquidity and Capital Resources

Our working capital as of December 31, 2006 and 2005 was approximately $3,282,000 and $5,899,000, respectively. The decrease in working capital was a result of investments in research and development and sales and marketing along with information technology purchases and patent costs.

On November 4, 2005, and in two subsequent closings on November 23, 2005 and December 2, 2005, we closed on our private placement for the sale of 7,000 shares of our newly issued series A convertible preferred stock. We received gross proceeds of $7,000,000 from the private placement. The proceeds from our 2005 private placement have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. As of February 28, 2007, we had approximately $3.0 million in cash and cash equivalents.

Net cash used in operating activities totaled $1,842,000 in 2006 compared to $2,857,000 in 2005. This decrease was primarily the result of significant advances from Pfizer in 2004 for the prepayment of services that were earned in 2005, thereby reducing the liability. As the Company delivers on the services to Pfizer, revenue is recognized and offset against unearned revenue.

We invested $588,000 in the purchase of equipment and the acquisition of patents in 2006, compared to $270,000 for the investment of these items in 2005. This increase represents a core investment in our information technology systems to support the increase in business, as well as the infrastructure costs of hiring additional employees. During 2006, we incurred $178,000 in patent costs associated with filing costs associated with our intellectual property, as compared to $148,000 in 2005.

Net cash used by our financing activities in 2006 was $76,000, compared to net cash provided by our financing activities of $5,996,000 in 2005. This decrease was due to the private placement of our Series A Convertible Preferred Stock issued in November 2005.

We plan to continue to utilize the net proceeds from the private placement to support the proposed expansion of our business to serve larger scale clinical trials, and to further research and development of existing and new targeted therapeutic areas. We also plan to continue our sales and marketing strategy with presentations to pharmaceutical companies and participation in medical conferences.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006, which we expect to have an effect on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years
Operating Leases	$237,533	$190,026	$47,507

We are currently in discussions with our landlord regarding the relocation to a nearby building to accommodate the additional planned hiring for 2007 and beyond. The space in discussion is approximately 50% greater than our current space and we believe it would be sufficient to accommodate our planned growth over the next several years. Currently, we are anticipating a move during the third quarter of 2007.

The Company entered into a Services and Co-Marketing Agreement dated March 1, 2004, in which it agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to 7% of the gross revenues it derived from certain services each year throughout the term of the agreement. The Company was obligated to make minimum payments to Chondrometrics for the first three years of the agreement. Payments made to Chondrometrics in 2006 and 2005 amounted to $60,000 and $75,000, respectively. There is no minimum payment required in 2007 and 2008. The agreement terminates on December 31, 2008 unless terminated earlier.

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

Our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this report. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Patents

Costs incurred to acquire and file for patents, including legal costs, are capitalized as long-lived assets and amortized on a straight-line basis over the lower of the estimated useful life or legal life of the patent, which is 20 years.

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

Reimbursements received for out-of-pocket expenses incurred are reported as revenue in the accompanying consolidated financial statements in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements received for ‘Out-of-Pocket’ Expenses Incurred.”

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the year ended December 31, 2006, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the fiscal year 2006 and the unvested portion of previous stock option grants which vested during the fiscal year 2006.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that the adoption of EITF 00-19-02 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its results of operations and financial condition.

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

VirtualScopics was formed in July 2000 and began generating revenue in December 2000. VirtualScopics has incurred significant losses from operating activities since it began operations over the last six and a half years. Limited operating and financial information is available to evaluate our historical performance and future prospects. Thus, we face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

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

We are dependent on our strategic alliance with Pfizer until we can diversify our customer base.

While we continue to pursue a broad range of customers, our agreement with Pfizer will require us to devote a substantial portion of our business efforts to this strategic alliance. Pfizer projects represented 35% of our revenue in 2006 and 71% in 2005. We anticipate that our revenues from Pfizer will continue to grow, however, the relative percentage of the Pfizer business will decline as we continue to broaden our customer base. Therefore, at present, our results will depend heavily on our strategic alliance with Pfizer and the delivery of our services to Pfizer. Additionally, Pfizer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by Pfizer to discontinue or limit our relationship could have a material adverse impact on our business.

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

We hold United States patents which begin to expire in November 2018 through January 2024. We have a number of foreign filings pending, or issued, which cover the technology that is the subject of our United States patents. We also have a number of pending United States patent applications with corresponding foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. In addition, our contractual relationships, including our strategic alliance with Pfizer, gives proprietary rights, including ownership rights, in proprietary technology to parties other than us. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If others’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents. If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

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

To date, the majority of our sales have been limited to those uses not requiring FDA clearance or approval. To significantly expand our business, we would need to obtain FDA clearance or approval before marketing our products. There can be no assurance that such clearance or approval would be granted or that it would be granted in a timely manner. Our inability to obtain the requisite clearance or approval from the FDA may have a significant adverse financial impact on our operations and financial viability. To effectively market our products to physicians as a diagnostic and treatment aid, we would also need to obtain appropriate coverage and favorable reimbursement from third-party payors, such as Medicare. There can be no assurance that appropriate coverage would be granted or that reimbursement levels or conditions of coverage would be adequate to ensure acceptance among physicians.

We may in the future experience competition from academic sites and imaging CROs.

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

Our future plans are based on the assumption that we will derive revenues from the use of our technology in diagnostic products. We have also assumed that we would be able to fund the development and growth of this part of our business from, in part, our existing and projected revenue from pharmaceutical clinical trials. Before we can expand our business, we will need significant further development and marketing of our technology for use in diagnostic products. We have not, at this time, identified all of the development and marketing requirements for this application of our technology. If we are unable to generate the necessary funds for this development and marketing and our expansion, we may be required to seek additional capital to fund these activities. In addition, if our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of the net proceeds we received in our 2005 private placement to fund such expenses and/or seek additional capital. This will depend on a number of factors, including, but not limited to:

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.

A significant number of the shares of our common stock are eligible for sale, and their sale could depress the market price of the our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In the exchange transaction, we issued 17,326,571 shares of our common stock and agreed to issue 2,860,427 shares pursuant to VirtualScopics options and warrants we assumed. Of the shares issued in the transaction, 16,050,914 shares are subject to lock-up agreements and over 90% of shares issuable pursuant to options and warrants are subject to lock-up agreements. These lock-up agreements provide for periodic releases of the shares following the first anniversary and through the fourth anniversary of the exchange transaction. All of the securities issued in the exchange transaction are restricted under federal securities laws. These shares will generally be eligible for sale under SEC Rule 144. In general, SEC Rule 144 provides that a person who has held restricted shares for a period of one year may, upon filing with the SEC of a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. In addition, we have registered with the SEC the sale of 4,480,000 shares of common stock issuable upon conversion of our series A preferred stock and exercise of the warrants issued in our 2005 private placement in a shelf registration statement pursuant to agreed upon terms. We also expect in the future to file a registration statement on Form S-8 to register the sale of shares issued pursuant to the assumed VirtualScopics options. Sales of our common stock either pursuant to Rule 144 or a registration statement may have a depressive effect on the market for the shares of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 54% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 7: Financial Statements

The financial statements required hereby are located on pages F-1 through F-22 of this report.

ITEM 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the foregoing, our CEO and CFO have determined that a material weakness existed in our internal control over financial reporting related to stock based compensation expense, and, as a result, our disclosure controls and procedures were ineffective as of December 31, 2006 as it relates to stock based compensation expense. Specifically, the Company did not design and implement controls necessary to provide reasonable assurance that the software that was used to calculate stock based compensation expense was appropriately accounting for the cancellation of previously granted options. This control deficiency was determined to be a material weakness due to the actual amount of misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. Our auditors reported this material weakness to us following the conclusion of their audit. Based on this, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

Notwithstanding the material weakness, we believe our consolidated financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. In preparing our Exchange Act filings, including this Annual Report on Form 10-KSB, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our CEO and CFO have certified that, to their knowledge, this Annual Report on Form 10-KSB does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

We have taken corrective action to address the material weakness in our internal controls by implementing procedures for the manual review of reports and calculations related to our accounting for stock based compensation.

Our management, including the CEO and CFO, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

No significant changes in the Company’s internal controls over financial reporting occurred during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B: Other Information

Not applicable.

PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated in this report by reference to our definitive Proxy Statement referred to in Item 9 above where such information appears under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” is.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2007	VirtualScopics, Inc. (Registrant)

/s/ Jeffrey Markin
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Markin and Molly Henderson, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 31, 2007	/s/ Jeffrey Markin	President and Chief Executive Officer
	(Jeffrey Markin)	(Principal Executive Officer)

March 31, 2007	/s/ Molly Henderson	Vice President - Finance and
	(Molly Henderson)	Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2007	/s/ Warren Bagatelle	Chairman of the Board of Directors
(Warren Bagatelle)
March 31, 2007	/s/ Robert Klimasewski	Vice-Chairman of the Board of Directors
(Robert Klimasewski)
March 31, 2007	/s/ Colby Chandler	Director
(Colby Chandler)

March 31, 2007	/s/ Charles Phelps	Director
(Charles Phelps)

March 31, 2007	/s/ Sidney Knafel	Director
(Sidney Knafel)

March 31, 2007	/s/ Saara Totterman	Director
(Saara Totterman)

March 31, 2007	/s/ Terence Walts	Director
(Terence Walts)

Exhibit Index

2.1	Securities Exchange Agreement, dated November 4, 2005 among ConsultAmerica, Inc., VirtualScopics, LLC and the controlling members of VirtualScopics, LLC(1)

3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988(2)

3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989(2)

3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004(2)

3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004(2)

3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005(3)

3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005(1)

3.7	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc. dated November 4, 2005(1)

3.8	Bylaws of VirtualScopics, Inc. dated November 3, 2004(2)

4.1	Form of VirtualScopics, Inc. Four-Year Warrant to Purchase Common Stock at $4.00 per share(1)

4.2	Form of VirtualScopics, Inc. Four-Year Warrant to Purchase Common Stock at $2.50 per share(1)

10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan(1)(4)

10.2	2004 Non-Statutory Stock Option Plan(2)(4)

10.3	Form of Lock-Up Agreement between VirtualScopics, LLC and certain of its former members(1)

10.4	Form of Lock-Up Agreement between VirtualScopics, LLC and its employees, director and certain of its former members(1)

10.5	Form of Private Placement Subscription Agreement to purchase units in VirtualScopics, Inc. (1)

10.6	Placement Agency Agreement dated September 30, 2005 between Brookshire Securities Corporation and VirtualScopics, LLC(1)

10.7	Clinical Imaging Development and Services Agreement dated July 26, 2005 by and between VirtualScopics, LLC and Pfizer, Inc.(1)

10.8	Amendment to Clinical Imaging Development and Services Agreement dated October 5, 2006 by and between VirtualScopics, Inc. and Pfizer, Inc. (5)

10.9	Sale of Intellectual Property Agreement dated April 5, 2002 by and between VirtualScopics, LLC and the University of Rochester, as amended by Amendment No. 1 dated May 24, 2002(1)

10.10	Lease dated October 1, 2003 by and between VirtualScopics, LLC and 350 Linden Oaks, L.P.(1)

10.11	Equipment Purchase Agreement dated December, 2003 by and between VirtualScopics, LLC and the University of Rochester Medical Center(1)

10.12	Determination of Intellectual Property Rights Agreement dated July 1, 2002 by and between VirtualScopics, LLC and the University of Rochester(1)

10.13	Services and Co-Marketing Agreement dated March 1, 2004 by and between VirtualScopics, LLC and Chondrometrics GmbH(1)

10.14	$30,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Edward Ashton(1)

10.15	$150,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Jose Tamez-Pena(1)

10.16	$90,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Kevin Parker(1)

10.17	$90,000 Promissory Note dated November 18, 2002 by VirtualScopics, LLC in favor of Saara Totterman(1)

10.18	Option Agreements with Robert Klimasewski dated November 5, 2005(4)(6)

10.19	Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the Company(5)

10.20	Employment Agreement with Jeffrey Markin dated April 11, 2006(4)(7)

10.21	2007 Bonus Plan (4)

10.22	Independent Director Compensation Plan(4)

21	Subsidiaries of VirtualScopics, Inc.

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333-120253).

(4)	Management contract or compensatory plan or arrangement.

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 000-52018).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on July 13, 2006 (File No. 333-133747).

VirtualScopics, Inc. and Subsidiary
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheet of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
March 27, 2007

VirtualScopics, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2006

Assets

Current assets
Cash and cash equivalents	$3,901,153
Accounts receivable	662,019
Prepaid expenses and other assets	239,821
Total current assets	4,802,993
Patents, net	1,934,060
Property and equipment, net	560,033
Other assets	403,846
Total assets	$7,700,932

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable, related party	$80,446
Accounts payable and accrued expenses	437,481
Accrued payroll	488,065
Unearned revenue	515,019
Total current liabilities	1,521,011

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 4,346 issued and outstanding;
liquidation preference $1,000 per share	4
Common stock, $0.001 par value; 85,000,000 shares authorized; 22,962,826	22,963
shares issued and outstanding
Additional paid-in capital	10,420,893
Accumulated deficit	(4,263,939)
Total stockholders’ equity	6,179,921
Total liabilities and stockholders’ equity	$7,700,932

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005

Revenue	$4,739,538	$3,472,870
Cost of services	2,640,098	2,195,951
Gross profit	2,099,440	1,276,919
Operating expenses
Research and development	1,110,761	853,085
Sales and marketing	742,176	443,063
General and administrative (1)	3,637,119	1,625,918
Depreciation and amortization	468,384	406,596
Total operating expenses	5,958,440	3,328,662
Operating loss	(3,859,000)	(2,051,743)
Other income (expense)
Interest income	178,344	35,574
Other expense	(23,525)	(28,762)
Total other income	154,819	6,812
Net loss	(3,704,181)	(2,044,931)

Deemed dividend on preferred stock	-	4,283,021
Net loss attributable to common stockholders	$(3,704,181)	$(6,327,952)

Basic and diluted net loss per common share	$(0.17)	$(0.35)

Weighted average number of common shares outstanding	22,295,652	18,039,072

(1) Includes stock-based compensation expense of $1,399,813 for the year ended December 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2005	-	-	17,326,571	17,326	11,212,060	(6,830,968)	4,398,418

Effects of reverse acquisition on November 4, 2005
Capitalization of LLC’s accumulated deficit at time of recapitalization					(8,316,141)	8,316,141	-
Equity of ConsultAmerica, Inc. at time of recapitalization			4,562,504	4,563	(4,563)		-
Series A preferred stock issued in private placement, net of issuance costs of $831,396	7,000	7			6,168,597		6,168,604
Stock options issued to non-employees for services					25,413		25,413
Net loss						(2,044,931)	(2,044,931)
Balances at December 31, 2005	7,000	$7	21,889,075	$21,889	$9,085,366	$(559,758)	$8,547,504
Conversion of Series A Preferred to Common Stock	(2,654)	(3)	1,061,600	1,062	(1,059)		-
Exercise of warrant			12,151	12	(12)		-
Amortization of stock option costs					1,327,563		1,327,563
Stock options issued to non-employees for services					9,035		9,035
Net loss						(3,704,181)	(3,704,181)
Balances at December 31, 2006	4,346	$4	22,962,826	$22,963	$10,420,893	$(4,263,939)	$6,179,921

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005

Cash flows from operating activities
Net loss	$(3,704,181)	$(2,044,931)
Adjustments to reconcile change in net
loss to net cash used in operating activities:
Depreciation and amortization	468,384	406,596
Stock-based compensation expense	1,399,813	-
Issuance of equity instruments to non-employees for services	9,035	25,413
Changes in assets and liabilities
Accounts receivable	(164,246)	(311,310)
Prepaid expenses and other assets	134,876	(234,540)
Unearned revenue	(52,249)	(1,096,502)
Accounts payable and accrued expenses	(112,444)	301,201
Accrued payroll	178,926	97,180
Total adjustments	1,862,095	(811,962)
Net cash used in operating activities	(1,842,086)	(2,856,893)

Cash flows from investing activities
Purchase of equipment	(410,187)	(122,696)
Acquisition of patents	(178,202)	(147,645)
Net cash used in investing activities	(588,389)	(270,341)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	-	7,000,000
Offering costs	-	(831,396)
Repayments of notes payable - related parties	(75,982)	(172,206)
Net cash (used in) provided by financing activities	(75,982)	5,996,398
Net (decrease) increase in cash and cash equivalents	(2,506,457)	2,869,164
Cash and cash equivalents
Beginning of year	6,407,610	3,538,446
End of year	$3,901,153	$6,407,610

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$7,376	$58,650

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1 - Organization and Basis of Presentation

Organization

On November 4, 2005, VirtualScopics, LLC (“VS”) a New York Limited Liability Company, entered into a securities exchange agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation. CA issued 17,326,571 of its unregistered shares of common stock for 100% of the outstanding membership units of VS. As CA did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of VS, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of VS and the common stock of VS has been retroactively restated to give the effect to the exchange for CA common stock. Immediately following the merger, CA changed its name to VirtualScopics, Inc. (the “Company” or “New VS”) and its fiscal year end from August 31 to December 31. The Company also changed its trading symbol from “CSAA.OB” to “VSCP.OB” and in May 2006 began trading on the NASDAQ Capital Market under the trading symbol of “VSCP.”

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2006, the Company had cash balances in financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.

Right to Use Equipment

In April 2004, the Company obtained the right to use a Magnetic Resonance Imaging (“MRI”) machine owned by the University of Rochester for a period of seven years (Note 10). The Company has recorded the value of the right as an other asset in the accompanying consolidated balance sheet and is amortizing the asset based on usage over the life of the agreement.

For the years ended December 31, 2006 and 2005, the total amount charged to amortization which is included in the accompanying consolidated statements of operations was $185,294. As of December 31, 2006 and 2005, the unamortized balance of this asset is $544,005 and $729,299, respectively, of which $140,159 and $185,294 are classified as current assets, respectively.

Patents

Costs incurred to acquire and file for patents, including legal costs, are capitalized as long-lived assets and amortized on a straight-line basis over the lower of the estimated useful life or legal life of the patent, which is 20 years.

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

Reimbursements received for out-of-pocket expenses incurred are reported as revenue in the accompanying consolidated financial statements in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements received for ‘Out-of-Pocket’ Expenses Incurred.”

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the year ended December 31, 2006, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the fiscal year 2006 and the unvested portion of previous stock option grants which vested during the fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $1,399,813 for the year ended December 31, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the December 31, 2005 statement of operations. Accordingly, no compensation cost was recognized for stock-based compensation unless the price of the stock at the grant date was in excess of the amount the individual must pay to acquire the stock. The Company determined there was no compensation expense attributable to these options. Pro forma disclosures of the net loss for 2005, as if the fair value based method of accounting had been applied at the grant date of the awards, are presented below.

Net loss attributable to common stockholders, as reported	$(6,327,952)
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(750,141)

Net loss attributable to common stockholders, pro forma	$(7,078,093)

Net loss per common share - basic and diluted:
As reported	$(0.35)
Pro forma	$(0.39)

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued

To estimate compensation expense which would be recognized under SFAS No. 123R, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2006	2005
Risk free interest rate	4.80%	4.15%
Expected term (years)	8.9	8.6
Expected volatility	90.5%	80.6%
Expected dividend yield	-	-

The pro forma disclosures are not likely to be representative of the effects on reported net loss for future periods.

The Company accounts for its stock-based payments to non-employees under the guidance of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Connection with Selling Goods or Services,” which states that the transaction should be valued based on the fair value of the services provided or the fair value of the equity received, whichever is more reliably measurable.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of December 31,:

	2006	2005
Series A convertible preferred stock	1,738,400	2,800,000
Warrants to purchase common stock	2,161,892	2,212,490
Options to purchase common stock	3,269,545	3,028,450

Total	7,169,837	8,040,940

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. These changes had no effect on reported financial position or results of operations.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that the adoption of EITF 00-19-02 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its results of operations and financial condition.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2006:

Office/computer equipment	$785,019
Furniture and fixtures	70,037
Software	136,811
991,867
Less: accumulated depreciation	(431,834)
$560,033

Depreciation expense amounted to $169,279 and $115,700 for 2006 and 2005, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 4 - Notes Payable

Notes payable to related parties as of December 31, 2006 amounted to $80,446.

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

During 2002, the Company entered into additional note agreements with these two founders, along with two additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on December 31, 2007.

Interest expense amounted to $7,376 and $23,210 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. This amount was capitalized and is included in the costs of the patents and was charged as an increase to additional paid-in capital. In addition, the Company capitalized $178,203 of legal expenses and filing fees associated with these acquired and other subsequently filed patents during the year ended December 31, 2006.

Accumulated amortization on the patents amounted to $453,499 as of December 31, 2006. Amortization expense for the years ended December 31, 2006 and 2005 amounted to $113,811 and $105,602, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ending
December 31,	Amount
2007	$119,378
2008	$119,378
2009	$119,378
2010	$119,378
2011	$119,378

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 6 - Commitments and Contingencies

Operating Leases

In November 2003, the Company entered into a lease agreement for office space at its corporate headquarters in Rochester, New York. The lease expired and was renewed in March 2006 for an additional two-year term. Rent expense for the years ended December 31, 2006 and 2005 was $183,870 and $179,784 respectively.

In December 2004, the Company entered into a lease agreement for certain equipment. The lease is for 36 months and will expire in April 2008. Rent expense for the years ended December 31, 2006 and 2005 was $6,156 and $5,700 respectively.

Future rental payments under the leases are as follows:

For the Years Ending
December 31,	Amount
2007	$190,026
2008	$47,507

Services and Co-Marketing Agreement

The Company entered into a Services and Co-Marketing Agreement dated March 1, 2004, in which it agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to 7% of the gross revenues it derived from certain services each year throughout the term of the agreement. The Company was obligated to make minimum payments to Chondrometrics for the first three years of the agreement. Payments made to Chondrometrics in 2006 and 2005 amounted to $60,000 and $75,000, respectively. There is no minimum payment required in 2007 and 2008. The agreement terminates on December 31, 2008 unless terminated earlier by either party for cause as described in the agreement.

Legal Proceedings

In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination in the approximate amount of $230,000 and certain options.  On May 3, 2006, Dr. Shapiro filed a demand for arbitration with the American Arbitration Association seeking $325,000, plus the value of his options to purchase approximately 174,570 shares of common stock at $2.25 per unit.  VirtualScopics filed a response on May 24, 2006, denying the allegations and asserting several defenses. The hearing is scheduled in April 2007. The Company believes the demand is without merit and intends to vigorously defend against the demand. As of December 31, 2006, the Company has not accrued any amounts related to this matter.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions

Preferred Stock

The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

Each share of Series A Preferred is convertible at the option of the holder into 400 shares of the Company’s common stock, has a liquidation preference of $1,000 per share, and is subject to conversion rate and liquidation preference adjustments, as defined in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. During the year ended December 31, 2006, 2,654 shares of the Company’s Series A Preferred were converted into 1,061,600 shares of the Company’s common stock. As of December 31, 2006, there were 4,346 shares of the Series A Preferred issued and outstanding. Subsequent to March 16, 2007, 36 shares of the Company’s Series A convertible preferred stock were converted into 14,400 shares of the Company’s common stock.

Common Stock

The Company has authorized 85,000,000 shares of common stock, par value $0.001. As of December 31, 2006, the Company had reserved 2,327,937 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, plus another 350,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 2,500,000 shares for its 2006 long-term incentive plan to be ratified by the stockholders.

Warrants

Warrants to purchase common stock have been issued to various individuals at exercise prices ranging from $0.01 to $4.00 per common unit in connection with the acquisition of patents and private placements. In November and December 2005, the Company issued warrants to purchase a total of 1,400,000 shares of common stock in a private placement (see below). Each warrant entitles the holder to purchase shares of common stock at $4.00 per share through December 2, 2009. Also in connection with the private placement, warrants to purchase 280,000 shares of common stock at an exercise price of $2.50 expiring between November 4, 2009 and December 2, 2009 containing certain cashless provisions were issued to the placement agents. As of December 31, 2006, there were no warrant exercises for the warrants issued in the private placement and warrants to purchase 50,598 shares of common stock were exercised by placement agents in 2006 resulting in placement agent warrants to purchase 229,402 shares of common stock remaining as of December 31, 2006.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

Private Placement

Concurrent with the exchange transaction and on November 4, 2005, November 23, 2005 and December 2, 2005, the Company completed a private placement totaling 7,000 units at a purchase price of $1,000 per unit. Each unit consisted of one share of Series A Preferred, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $4.00. Gross proceeds from the private placement amounted to $7,000,000 and net proceeds amounted to approximately $6,000,000.

The Company filed a shelf registration statement with the SEC covering the resale of all shares of common stock underlying the Series A preferred stock and warrants issued in connection with the private placement on May 2, 2006. The registration statement was declared effective by the SEC on July 14, 2006. The Company is obligated to maintain the effectiveness of the shelf registration statement until July 13, 2007.

Proceeds allocated to the Series A Preferred amounted to $4,283,021. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Series A Preferred was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. The Series A Preferred was fully convertible at the issuance date and the full amount of proceeds allocated to the Series A Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend.

Stock Options

The Company’s 2001 Long-Term Incentive Plan (“the 2001 Plan”) authorized the award of the option to purchase up to 1,673,948 shares of the Company’s common stock to directors, officers and employees of the Company. The 2001 Plan was approved by the Board of Directors in November 2002. In May 2003, the Board of Directors approved the authorization of an additional 761,760 shares into the Plan. In September 2004, the Board of Directors approved the authorization of an additional 952,200 shares into the Plan. In September 2005, the Board of Directors approved the Company’s 2005 Long-Term Incentive Plan. In 2006, the Board of Directors authorized an additional 2.5 million shares into a newly created 2006 VirtualScopics, Inc. Long-Term Incentive Plan to be considered for approval by stockholders at the 2007 annual stockholders’ meeting.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

Stock Options, continued

During the years ended December 31, 2006 and 2005, the Company granted options to purchase 619,450 and 1,660,688 common stock, respectively, to employees at an exercise price of $2.25 and $6.85, which approximated the fair value on the respective grant dates. Shares granted after November 4, 2005 (the merger transaction date) and under the new 2006 VirtualScopics, Inc., Long Term Incentive Plan are conditional and subject to approval of said plan by the stockholders of the Company. Upon approval, these options will vest ratably during the first four years following their issuance and have a ten-year life. Shares issued during 2005, prior to November 4, 2005, have a ten-year life, vesting 50% after year one, 25% after year two and 25% after year three. Shares issued during 2006 will vest ratably during the first four years following their issuance and have a ten-year life.

A summary of the option activity for the year ended December 31, 2005 and 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2005	2,139,503	$1.69
Granted	1,660,688	$2.34
Cancelled	(908,025)	($2.20)
Options outstanding at December 31, 2005	2,892,166	$1.89
Granted	619,450	$3.97
Cancelled	(382,565)	($2.51)
Options outstanding at December 31, 2006	3,129,051	$2.22	7.5	$902,909
Options exercisable at December 31, 2006	1,849,032	$1.60	6.3	$902,909

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

Stock Options, continued

Additional information with respect to the outstanding options as of December 31, 2006 is as follows:

Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price

$0.70	718,240	4.6	$0.70	718,240	$0.70
$1.81	242,330	5.4	$1.81	242,330	$1.81
$2.25	1,202,656	8.2	$2.25	799,087	$2.25
$2.46 - 2.50	366,075	8.9	$2.50	89,375	$2.50
$3.03 - 6.70	599,750	9.4	$4.00	-	-
	3,129,051	7.5	$2.22	1,849,032	$1.60

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 and 2005 was $2,457,337 and $3,886,010, respectively. There have been no options exercised as of December 31, 2006.

For the year ended December 31, 2006, the Company recorded a total of $1,327,563 in stock-based compensation expense, which is included in the general and administrative expenses in the consolidated financial statements.

A summary of the status of the non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2006	1,699,757	$2.35
Granted	619,450	$3.97
Vested	(656,623)	($ 2.28)
Cancelled Grants	(382,565)	($ 2.51)
Non-vested at December 31, 2006	1,280,019	$3.12

As of December 31, 2006, there was $2,929,777 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 9.1 years. The total fair value of shares vested during the year ended December 31, 2006 amounted to $1,499,761.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions

Stock Options, continued

During the years ended December 31, 2006 and 2005, the Company issued 4,210 and 10,555 options to non-employees valued at $9,035 and $25,413, respectively, for radiological services performed. These options to non-employees vest immediately, have exercise prices ranging from $2.25 to $6.85 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and is included in the Company’s statements of operations. The options granted under the 2006 Long Term Incentive Plan are conditional and subject to stockholder approval as described above.

The total amount of stock options outstanding as of December 31, 2006 is:

Stock options granted to employees	3,129,051
Stock options granted to consultants	140,494
Total outstanding	3,269,545

Restricted Stock Awards

Under the provisions of the 2006 Long Term Incentive Plan, the Company may grant restricted stock to its employees, Board members and consultants. During 2006, the Board of Directors Compensation Committee approved an equity based compensation structure for the Board members. As a result, the Company has reserved $72,250 related to restricted stock awards that will be given to certain Board members, on pre-determined dates, in lieu of cash for their services as Board members during 2006. Once the 2006 Long Term Incentive Plan has been ratified by the stockholders, these awards will be granted.

NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. Currently, there is no Company match for employee contributions.

NOTE 9 - Income Taxes

The Company has net operating loss carryforwards (“NOLs”) of approximately $3,009,000 as of December 31, 2006 that will be available to offset future taxable income. The NOLs are due to expire in 2025 and 2026. The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 9 - Income Taxes, continued

The total net deferred tax asset as of December 31, 2006 and 2005 consists of the following:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,200,860	$214,000
Intangible assets	1,770,070	1,822,852
Accrued expenses	114,800	120,976
Stock-based compensation	609,175	88,259
Property and equipment	-	1,143
Total deferred tax asset	3,694,905	2,247,230

Deferred tax liability:
Property and equipment	(44,044)	-
Subtotal	3,650,861	2,247,230

Less: valuation allowance	(3,650,861)	(2,247,230)
Total net deferred tax asset	$-	$-

The difference between the expected and actual income tax rates for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Expected tax rate	34.00%	34.00%
State and local income taxes, net of federal benefit	4.95%	4.95%
Effect of permanent differences	.62%	(3.28)%
	39.57%	35.67%
Less: valuation allowance	(39.57%)	(35.67%)
Total net deferred tax asset	0.00%	0.00%

NOTE 10 - Related Parties

On June 26, 2002, the Company entered into a multi-year strategic relationship with Pfizer Inc. (“Pfizer”) to accelerate the discovery, validation and application of image-based biomarkers for clinical research. Under the terms of the agreement, Pfizer invested $2,500,000 in the Company, for a 10% ownership interest. Of the Pfizer investment, $750,000 was paid in advance in conjunction with the signing of the agreement. The Company used $1,500,000 of the investment to purchase the intellectual property that it was licensing from the University of Rochester. In August 2005, the agreement was extended for another two years and provided for termination by Pfizer by giving a 30-day advance written notice. Additionally, in November 2006, the agreement was further extended until July 2008, with automatic renewals unless either party provides written notice 60 days prior to the next anniversary.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 10 - Related Parties, continued

In December 2002, the Company received an investment of $2,450,000 from GE Medical Systems. Upon receipt of the proceeds of this investment, the Company purchased an MRI machine from this investor for $2,300,000. During 2003, the equipment was sold to the University of Rochester, a related party, for $2,300,000. The Company retained the right to use the machine exclusively one day a week for the next seven years. The balance of $1,050,000 was applied as an advance payment for use of the equipment and is recorded as an other asset on the balance sheet as of December 31, 2006 and is being amortized based on usage over the life of the agreement. The equipment is being used by the Company for research and to broaden its ability to service its customers.

In March 2003, the Company entered into an agreement with Matrix USA, LLC, a related party to the Chairman of the Board of Directors, to act as a placement agent for a private placement of the Company’s Preferred Shares. Under the terms of the agreement, the Company will pay a placement fee and expenses of 12% of the gross proceeds along with one warrant to purchase the Company’s common stock at $2.25 per share for every ten shares sold in the private placement. Additionally, in October 2005 the Company hired Brookshire Securities to act as a placement agent in the private placement of the Company’s Series A Preferred Shares. Brookshire Securities then hired Matrix USA, LLC to act as a co-agent on the placement. Under the terms of the agreement, the Company will, for consideration of $10.00, issue a four-year warrant to purchase such number of shares of common stock at an exercise price of $2.50 per share equal to 10% of the number of shares of common stock initially issuable upon the conversion of the Series A Preferred Stock sold in the private placement. During the years ended December 31, 2006 and 2005, the Company paid Matrix $0 and $155,400 in fees and issued warrants to purchase 0 and 77,700 common stock, respectively, under the agreements.

NOTE 11 - Major Customers

The Company derived 35% and 71% of its revenue from its largest customer, which is also a stockholder, for the years ended December 31, 2006 and 2005, respectively. The Company’s second and third largest customers accounted for 16% and 11% of the 2006 revenues. Revenues from these customers did not exceed 10% in 2005.

NOTE 12 - Subsequent Event

In February 2007, the Company announced that it begun work on two research contracts from the U.S. Department of Defense totaling $2.1 million. The contracts will explore the application of VirtualScopics’ proprietary image analysis technologies to the interpretation of optical hyperspectral reconnaissance and surveillance imagery. The duration of the contracts is up to 30 months.