Form 10QSB
period 2007-03-31
VirtualScopics, Inc.
filed 2007-05-15
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 22,977,226 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐  No ☒

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet as of March 31, 2007	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5-9

	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

	ITEM 3: Controls and Procedures	14-15

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	16

	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

	ITEM 3A(T): Defaults Upon Senior Securities	16

	ITEM 4: Submission of Matters to a Vote of Security Holders	16

	ITEM 5: Other Information	16

	ITEM 6: Exhibits	16-17

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2007

Assets

Current assets
Cash and cash equivalents	$2,654,130
Accounts receivable	822,650
Prepaid expenses and other assets	329,945
Total current assets	3,806,725
Patents, net	1,949,176
Property and equipment, net	547,019
Other assets	372,964
Total assets	$6,675,884

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, related parties	$60,763
Accounts payable and accrued expenses	670,337
Accrued payroll	372,357
Unearned revenue	355,430
Total current liabilities	1,458,887

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 4,310 issued and outstanding;
liquidation preference $1,000 per share	4
Common stock, $0.001 par value; 85,000,000 shares authorized; 22,977,226	22,977
shares issued and outstanding
Additional paid-in capital	10,679,681
Accumulated deficit	(5,485,665)
Total stockholders' equity	5,216,997
Total liabilities and stockholders' equity	$6,675,884

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues	$1,278,405	$1,024,353
Cost of services	800,519	640,747
Gross profit	477,886	383,606
Operating expenses
Research and development	406,955	239,299
Sales and marketing	212,116	186,582
General and administrative (1)	1,010,221	876,756
Depreciation and amortization	117,712	104,497
Total operating expenses	1,747,004	1,407,134
Operating loss	(1,269,118)	(1,023,528)
Other income (expense)
Interest income	49,370	36,572
Other expense	(1,978)	(7,177)
Total other income	47,392	29,395
Net loss	$(1,221,726)	$(994,133)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	22,972,266	21,889,075

(1) Includes stock-based compensation expense of $406,204 and $424,884 in the three months ended 2007 and 2006, respectively.

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities
Net loss	$(1,221,726)	$(994,133)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	117,712	104,497
Stock-based compensation expense	406,204	424,884
Issuance of equity instruments to non-employees for services	1,537
Changes in operating assets and liabilities
Accounts receivable	(160,631)	(221,570)
Prepaid expenses and other assets	(94,281)	24,878
Accounts payable and accrued expenses	83,917	(56,216)
Accrued payroll	(115,708)	(16,027)
Unearned revenue	(159,589)	(194,667)
Total adjustments	79,161	65,779
Net cash used in operating activities	(1,142,565)	(928,354)

Cash flows from investing activities
Purchase of equipment	(39,594)	(67,261)
Acquisition of patents	(45,181)	(11,096)
Net cash used in investing activities	(84,775)	(78,357)

Cash flows from financing activity
Repayments of notes payable - related parties	(19,683)	(18,590)

Net decrease in cash and cash equivalents	(1,247,023)	(1,025,301)

Cash and cash equivalents
Beginning of period	3,901,153	6,407,610
End of period	2,654,130	$5,382,309

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$1,156	$2,249

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

Nature of Business

The Company’s headquarters are located in Rochester, New York. The Company’s business evolved from research first carried out at the University of Rochester, a related party. As a result of this research, the Company has created a suite of image analysis software tools and applications which are used in detecting and analyzing specific structures in medical images. The Company’s developed proprietary software provides measurement and visualization capabilities designed to improve clinical research and development.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2006. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New VS and its wholly-owned subsidiary, VS. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” with respect to its revenues from image analysis, consulting and project/data management services, and recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when an agreement exists, services and products are provided to the customer, prices are fixed or determinable, and collectibility is reasonably assured. Revenues are reduced for estimated discounts and other allowances, if any.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies, continued

The Company provides advanced medical image analysis on a per image basis, and recognizes revenue when the image analysis is completed and delivered to the customer. Revenue related to project, data and site management services is recognized as the services are rendered and in accordance with the terms of the contract. Consulting revenue is recognized once the services are rendered and typically charged as an hourly rate.

Occasionally, the Company provides software development services to its customers, which may require significant development, modification, and customization. Software development revenue is billed on a fixed price basis and recognized upon delivery of the software and acceptance by the customer on a completed contract basis in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company does not sell software license, upgrades or enhancements, or post-contract customer services.

Reimbursements received for out-of-pocket expenses incurred are reported as revenue in the financial statements in accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements received for ‘Out-of-Pocket’ Expenses Incurred.”

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

NOTE 3 - Notes Payable

Notes payable to related parties as of March 31, 2007 amounted to $60,763.

During 2002, the Company entered into note agreements with two founders, along with two additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on December 31, 2007.

Interest expense amounted to $1,156 and $2,249 for the quarters ended March 31, 2007 and 2006, respectively.

NOTE 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended March 31, 2007 and 2006, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $406,204 and $424,884, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three- or four-year period.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - Stock-Based Compensation, continued

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2007 and 2006 using the Black-Scholes option-pricing model:

	March 31,
	2007	2006
Risk free interest rate	4.71%	4.72%
Expected term (years)	9.0	8.8
Expected volatility	98.5%	80.6%
Expected dividend yield	-	-

A summary of the option activity for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term

Options outstanding at January 1, 2007	3,129,051	$2.22
Granted	13,000	$1.88
Cancelled	(10,000)	($6.70)
Options outstanding at March 31, 2007	3,132,051	$2.21	7.2
Options exercisable at March 31, 2007	1,852,596	$1.61	6.1

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $24,440 and $149,075, respectively. There have been no options exercised as of March 31, 2007.

NOTE 5 - Stockholders’ Equity

During the three months ended March 31, 2007, 36 shares of the Company’s Series A convertible preferred stock were converted into 14,400 shares of the Company’s common stock.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of March 31,:

	2007	2006
Series A convertible preferred stock	1,724,000	2,800,000
Warrants to purchase common stock	2,161,892	2,212,490
Options to purchase common stock	3,272,941	3,050,762

Total	7,158,833	8,063,252

NOTE 7 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshhold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. As of March 31, 2007, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The company has never been profitable and has not paid any income taxes.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company encountered ownership changes which could significantly limit the possible utilization of such carryovers. The Company has not performed a detailed analysis to determine the effect of any such ownership changes on its ability to use these net operating loss and credit carryforwards. However, it is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of March 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - Legal Proceedings

In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination. He commenced an arbitration proceeding in May 2006. In April 2007, the Company agreed to terms of a settlement with Dr. Shapiro to include a cash payment of $75,000 payable within six months plus options to purchase 115,000 shares of the Company’s common stock. The Company’s results of operations reflect a stock-based compensation expense of approximately $127,000 for these stock options. The value of the options was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.65%, expected term of six years, expected volatility of 95.4%, zero expected dividend yield, and stock price equal to the exercise price of $1.40. As of March 31, 2007, the Company recorded an estimated liability of $202,000 related to this settlement.

NOTE 9 - Concentration of Credit Risk

The Company derived 19% and 53% of its revenue from its largest customer, Pfizer, a stockholder, for the three months ended March 31, 2007 and 2006, respectively.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheet as of March 31, 2007, and related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2007 and 2006, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenue over the past six years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. We expect that the concentration of our revenue will continue in these services and in those areas throughout 2007. Revenues are recognized as the images that we process are quantified and delivered to our customers.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue

We had revenues of approximately $1.3 million for the quarter ended March 31, 2007 compared to $1.0 million for the comparable period in 2006. During the quarter, we performed work for 19 customers, representing 47 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects. During the quarter ended March 31, 2007, Pfizer became our second largest customer deriving 19% of the revenues for the first three months of 2007 as compared to 53% in the comparable period of 2006. Merck, Inc. was our largest customer during the quarter ended March 31, 2007, representing 32% of our revenues. In the comparable period of 2006, sales to Merck, Inc. were 3% of our revenues. The change in the concentration of our customer base with Pfizer was a direct result of a defined objective we made at the end of 2005 to broaden our customer base in order to reduce the reliance on one customer. In November 2006, we renewed our strategic relationship with Pfizer which now ends in July 2008 with annual automatic renewals thereafter. As of March 31, 2007, we had active projects with 9 of the top 15 pharmaceutical companies. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We expect that a majority of our work on pharmaceutical trial projects will continue to be focused in Phase I and II studies through 2007. During the first three months of 2007, 63% of the revenues were derived from studies in musculoskeletal diseases, 25% in oncology studies, 5% from consulting and 7% in other therapeutic areas.

The increase in revenues in the quarter ended March 31, 2007 compared to March 31, 2006 was attributed to the broadening of our customer base, as outlined above, the shift of more of our business to later stage trials as well as the sales and marketing initiatives implemented in early 2006, which has resulted in added business.

Gross Profit

We had a gross profit of $477,886 for the first quarter of 2007 compared to $383,606 for the comparable period in 2006. Our gross profit margin remained constant at 37% in the first three months of 2007 compared to the same period in 2006. During the first quarter of 2007, we hired eight additional employees in our service cost group to support current and future plans for revenue growth as a result of the shift of our business to Phase I/II studies from research and development activities. We anticipate the shift to Phase I/II studies will yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Research and development costs increased in the quarter ended March 31, 2007 by $168,000, or 70%, to $407,000, when compared to the quarter ended March 31, 2006. The increase was largely attributed to the shift of our technical and scientific employees out of the operations and into research and development, as our technology has become more commercialized allowing our development employees to spend more time in research and development and less time in the day to day operations. As of March 31, 2007, there were 18 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs increased in the quarter ended March 31, 2007 by $26,000, or 14%, to $212,000, when compared to the quarter ended March 31, 2006. The increase was a result of hiring of a new sales person in the fourth quarter of 2006, as well as the timing of our attendance at targeted trade shows and conferences. Presentations and attendance at these conferences continue to be a significant source for new customer contacts. As of March 31, 2007, we had two individuals in our sales department with a third employee who started in April 2007.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2007 were $1,010,000, an increase of $133,000 or 15%, when compared to the quarter ended March 31, 2006. The increase was mainly due to approximately $200,000 in additional costs related to the settling of a legal matter relating to our former chief executive officer, as outlined in Note 8 to the condensed consolidated financial statements, offset by a reduction in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization charges increased in the quarter ended March 31, 2007 by $13,000 or 13%, to $118,000, when compared to the quarter ended March 31, 2006. This increase was attributed mainly to the rise in depreciation charges resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the quarter ended March 31, 2007 was $49,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $37,000 in the three months ended March 31, 2006. The increase in interest income was a reflection of higher average rates of return on our savings accounts in the first quarter of 2007 compared to first quarter of 2006. Interest expense for the quarters ended March 31, 2007 and 2006 was $1,200 and $2,200, respectively. This decrease in interest expense was due to a reduction in principal resulting from quarterly payments of loans from certain VirtualScopics stockholders.

Net Loss

Net loss for the quarter ended March 31, 2007 was $1,222,000 compared to a net loss of $994,000 for the quarter ended March 31, 2006. The increase in our net loss over the prior period was primarily related to hiring within our core lab to support our anticipated growth, settling of a legal matter as well as further investments in research and development.

Liquidity and Capital Resources

Our working capital as of March 31, 2007 and 2006 was approximately $2,348,000 and $5,326,000, respectively. The decrease in working capital was a result of investments in our operations to support planned growth, research and development along with information technology purchases and patent costs.

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

Net cash used in operating activities totaled $1,143,000 in the quarter ended March 31, 2007 compared to $928,000 in the comparable 2006 quarter. This increase in usage was primarily the result of increased operating costs associated with the support of the continued revenue growth of the company.

We invested $85,000 in the purchase of equipment and the acquisition of patents in the first quarter of 2007, compared to $78,000 for the investment of these items in the first quarter of 2006. This increase represents a core investment in our information technology systems to support the increase in business, as well as the infrastructure costs of hiring additional employees.

Cash used by our financing activity in the quarter ended March 31, 2007 was $20,000, compared to $19,000 in the quarter ended March 31, 2006, representing quarterly payments on loans from certain of our stockholders.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the consulting agreements and operating leases that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

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

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are is designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company’s Form 10-KSB for the period ended December 31, 2006 stated that a material weakness existed in our internal control over financial reporting related to stock based compensation expense, and, as a result, our disclosure controls and procedures were ineffective as of that date. This was a condition that existed as of December 31, 2006. As of the end of the period covered by this report, the Company’s CEO and its CFO have concluded that the Company’s ongoing remediation efforts (as described below) resulted in control enhancements which have operated for an adequate period of time to demonstrate operating effectiveness.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, includes the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

The Company’s Form 10-KSB for the period ended December 31, 2006 stated that a material weakness existed in our internal control over financial reporting related to stock based compensation expense. This was a condition that existed as of December 31, 2006. The Company’s CEO and CFO believe that, as of March 31, 2007, the Company has effectively executed its remediation plans that were established to address the material weakness in its internal controls related to our accounting for stock based compensation. In response to this situation, the Company undertook and completed remedial action to address the material weakness in our internal controls by implementing procedures for the manual review of reports and calculations related to our accounting for stock based compensation.

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remedial actions described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination.  He commenced an arbitration proceeding in May 2006. In April 2007, the Company agreed to terms of a settlement with Dr. Shapiro to include a cash payment of $75,000 payable within six months plus options to purchase 115,000 shares of the Company’s common stock. The Company’s results of operations reflect a stock-based compensation expense of approximately $127,000 for these stock options. The value of the options was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.65%, expected term of six years, expected volatility of 95.4%, zero expected dividend yield and stock price equal to the exercise price of $1.40. As of March 31, 2007, the Company recorded an estimated liability of $202,000 related to this settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company issued 14,400 shares of common stock upon conversion of 36 shares of series A convertible preferred stock by existing holders of those shares pursuant to the terms thereof. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1 Amended and Restated By-Laws of VirtualScopics. Inc., (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form SB-2, Post-Effective Amendment No. 1, dated April 20, 2007 (Commission File No. 333-133747))

Exhibit 10.1 2007 Bonus Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed on April 2, 2007 (Commission File No. 000-52018))*

Exhibit 31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Financial Officer and Vice President of Finance

Exhibit Index

Exhibit 3.1  Amended and Restated By-Laws of VirtualScopics. Inc., (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form SB-2, Post-Effective Amendment No. 1, dated April 20, 2007 (Commission File No. 333-133747))

Exhibit 10.1 2007 Bonus Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed on April 2, 2007 (Commission File No. 000-52018))*

Exhibit 31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002