Form 10QSB
period 2007-06-30
VirtualScopics, Inc.
filed 2007-08-14
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________________ to ____________________

Commission file number: 000-52018

VIRTUALSCOPICS, INC.

(Exact name of Small Business Issuer as specified in its charter)

DELAWARE	04- 3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

(585) 249-6231
(Issuer’s Telephone Number, Including Area Code)

350 Linden Oaks, Rochester, New York 14625
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

As of July 31, 2007, there were 23,106,021 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐ No ☒

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of June 30, 2007	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	3
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006	4
	Notes to Condensed Consolidated Financial Statements	5-9
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
	ITEM 3A(T): Controls and Procedures	15-16

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	17
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	17
	ITEM 3: Defaults Upon Senior Securities	17
	ITEM 4: Submission of Matters to a Vote of Security Holders	17-18
	ITEM 5: Other Information	18
	ITEM 6: Exhibits	18-20

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

June 30, 2007

Assets

Current assets
Cash and cash equivalents	$2,255,974
Accounts receivable	813,629
Prepaid expenses and other assets	277,144
Total current assets	3,346,747
Patents, net	1,966,131
Property and equipment, net	600,521
Other assets	342,082
Total assets	$6,255,481

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, related parties	$40,797
Accounts payable and accrued expenses	532,407
Accrued payroll	506,075
Unearned revenue	528,234
Total current liabilities	1,607,513

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 4,226 issued and outstanding;
liquidation preference $1,000 per share	4
Common stock, $0.001 par value; 85,000,000 shares authorized; 23,036,021
shares issued and outstanding	23,036
Additional paid-in capital	11,133,745
Accumulated deficit	(6,508,817)
Total stockholders' equity	4,647,968
Total liabilities and stockholders' equity	$6,255,481

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$1,536,287	$1,261,911	$2,814,692	$2,286,264
Cost of services	967,839	686,548	1,768,358	1,327,296
Gross profit	568,448	575,363	1,046,334	958,968

Operating expenses
Research and development	380,965	304,290	787,919	543,589
Sales and marketing	193,163	202,140	405,279	388,722
General and administrative	940,893	1,230,178	1,951,115	2,106,933
Depreciation and amortization	118,493	118,703	236,205	223,200
Total operating expenses	1,633,514	1,855,311	3,380,518	3,262,444

Operating loss	(1,065,066)	(1,279,948)	(2,334,184)	(2,303,476)

Other income (expense)
Interest income	43,167	44,542	92,537	81,114
Other expense	(1,253)	(3,202)	(3,231)	(10,379)
Total other income	41,914	41,340	89,306	70,735

Net loss	$(1,023,152)	$(1,238,608)	$(2,244,878)	$(2,232,741)

Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(0.10)	$(0.10)

Weighted average number of common shares
Outstanding - basic and diluted	23,001,334	21,889,075	22,986,880	21,889,075

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities
Net loss	$(2,244,878)	$(2,232,741)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	236,205	223,200
Stock option compensation expense	745,482	989,617
Issuance of equity instruments to non-employees for services	1,818	-
Changes in operating assets and liabilities
Accounts receivable	(151,610)	(162,008)
Prepaid expenses and other assets	(45,637)	71,483
Accounts payable and accrued expenses	42,176	(76,038)
Accrued payroll	18,010	179,574
Unearned revenue	13,214	(310,834)
Total adjustments	859,658	914,994
Net cash used in operating activities	(1,385,220)	(1,317,747)

Cash flows from investing activities
Purchase of equipment	(145,942)	(333,054)
Acquisition of patents	(92,743)	(63,197)
Net cash used in investing activities	(238,685)	(396,251)

Cash flows from financing activities
Repayments of notes payable - related parties	(39,649)	(37,448)
Net proceeds from exercise of stock options	18,375	-
Net cash used in financing activities	(21,274)	(37,448)

Net decrease in cash and cash equivalents	(1,645,179)	(1,751,446)

Cash and cash equivalents
Beginning of period	3,901,153	6,407,610
End of period	$2,255,974	$4,656,164

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$2,030	$4,230

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

Nature of Business

The Company’s headquarters are located in Rochester, New York. The Company’s business evolved from research first carried out at the University of Rochester, a related party. As a result of this research, the Company has created a suite of image analysis software tools and applications which are used in detecting and analyzing specific structures in medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve clinical research and development.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2006. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of New VS and its wholly-owned subsidiary, VS. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3 - Notes Payable

Notes payable to related parties as of June 30, 2007 amounted to $40,797.

During 2002, the Company entered into note agreements with two founders, along with two additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on December 31, 2007.

Interest expense amounted to $2,030 and $4,230 for the quarters ended June 30, 2007 and 2006, respectively.

NOTE 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the six months ended June 30, 2007 and 2006, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $745,482 and $989,617, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three- or four-year period.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - Stock-Based Compensation, continued

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	June 30,
	2007	2006
Risk free interest rate	4.71%	4.72%
Expected term (years)	9.0	8.8
Expected volatility	98.5%	80.6%
Expected dividend yield	-	-

A summary of the option activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term

Options outstanding at January 1, 2007	3,129,051	$2.22
Granted	128,000	$1.45
Cancelled	(19,841)	($4.91)
Exercised	(25,000)	($.74)
Options outstanding at June 30, 2007	3,212,210	$2.25	6.9
Options exercisable at June 30, 2007	2,070,738	$1.82	6.0

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $185,600 and $2,232,010, respectively. There were a total of 25,000 options exercised as of June 30, 2007, resulting in cash proceeds to the Company of $18,375.

NOTE 5 - Stockholders’ Equity

During the six months ended June 30, 2007, 120 shares of the Company’s Series A convertible preferred stock were converted into 48,195 shares of the Company’s common stock.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2007:

	2007	2006
Series A convertible preferred stock	1,690,205	2,800,000
Warrants to purchase common stock	2,161,892	2,212,490
Options to purchase common stock	3,353,317	3,570,262

Total	7,205,414	8,582,752

NOTE 7 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. As of June 30, 2007, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The company has never been profitable and has not paid any income taxes.

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

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of June 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - Legal Proceedings

In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination. He commenced an arbitration proceeding in May 2006. In April 2007, the Company agreed to terms of a settlement with Dr. Shapiro to include a cash payment of $75,000 payable within six months plus options to purchase 115,000 shares of the Company’s common stock. The Company’s results of operations reflect stock-based compensation expense of approximately $127,000 for these stock options. The value of the options was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.65%, expected term of six years, expected volatility of 95.4%, zero expected dividend yield, and stock price equal to the exercise price of $1.40. As of June 30, 2007, the Company paid $30,000 of the $75,000 cash settlement leaving an accrued liability of $45,000.

NOTE 9 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 54% of its total revenue for the six-month period ended June 30, 2007, as compared to approximately 49% for the six-month period ended June 30, 2006. The Company’s top three customers all accounted for individually more than 10% of total revenue during the six-month period ended June 30, 2007, as compared to one customer accounting for approximately 42% of total revenue during the six-month period ended June 30, 2006.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheet as of June 30, 2007, and related condensed consolidated statements of operations and cash flows for the six months ended June 30, 2007 and 2006, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenue over the past six years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. We expect that the concentration of our revenue will continue in these services and in these areas throughout 2007.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenue

We had revenues of approximately $1.5 million for the quarter ended June 30, 2007 compared to $1.3 million for the comparable period in 2006. During the quarter, we performed work for 25 customers, representing 53 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects. During the quarters ended June 30, 2007 and 2006, Pfizer was our largest customer representing 33% of the quarterly revenues. As of June 30, 2007, we had active projects with 9 of the top 15 pharmaceutical companies. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We expect that a majority of our work on pharmaceutical trial projects will continue to be focused in Phase I and II studies through 2007. During the three months ended June 30, 2007, 41% of the revenues were derived from studies in musculoskeletal diseases, 36% in oncology studies, 13% from Department of Defense projects, 7% from consulting, and 3% in other therapeutic areas.

The increase in revenues in the quarter ended June 30, 2007 compared to June 30, 2006 was attributed to the first full quarter of revenues from our work pertaining to the Department of Defense as well as the broadening of our customer base, as outlined above. Additionally, the shift of more of our business to later stage trials as well as the sales and marketing initiatives implemented in early 2006 has resulted in added business.

Gross Profit

We had a gross profit of $568,000 for the second fiscal quarter of 2007 compared to $575,000 for the comparable period in 2006. Our gross profit margin slightly declined in the second quarter of 2007 compared to the same period in 2006 due to the new projects started with the Department of Defense which have lower inherent margins than our clinical trials business. During the second quarter of 2007, we had 8 additional employees in our service cost group as compared to the same period in 2006 to support current and future plans for revenue growth as a result of the shift of our business to Phase I/II studies from research and development activities. We anticipate the shift to Phase I/II studies will yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Research and development costs increased in the quarter ended June 30, 2007 by $77,000, or 25%, to $381,000, when compared to the quarter ended June 30, 2006. The increase was largely attributed to the shift of our technical and scientific employees out of the operations and into research and development, as our technology has become more commercialized allowing our development employees to spend more time in research and development and less time in the day to day operations. As of June 30, 2007, there were 18 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs decreased in the quarter ended June 30, 2007 by $9,000, or 4%, to $193,000, when compared to the quarter ended June 30, 2006. The decrease was a result of the timing of trade shows and conferences, as well as the associated travel expenses related to the sales force attending these conferences. Offsetting this decline was an increase in salaries in the sales department due to the hiring of a new sales person in the fourth quarter of 2006, as well as an additional individual in April, 2007. As of June 30, 2007, we had four individuals in our sales department.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2007 were $941,000, a decrease of $289,000 or 23%, when compared to the quarter ended June 30, 2006. The decrease was due to a $225,000 reduction in stock compensation expense for vested stock options. Also contributing to the decrease was a reduction in payroll costs in 2007 due to elimination of the Chief Operating Officer position, as the Chief Operating Officer completed the transition into the Chief Executive Officer position.

Depreciation and Amortization

Depreciation and amortization charges were constant in the quarter ended June 30, 2007 when compared to the quarter ended June 30, 2006. There was an increase in depreciation charges resulting from the purchase of new hardware and software to support our delivery of services to our customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers. The increase in depreciation was offset by a decrease in amortization of a deferred asset that is amortized based on an estimate of the hours of usage over the life of the asset.

Interest Income (Expense)

Interest income for the quarter ended June 30, 2007 was $43,000, representing interest derived on our operating and savings accounts, compared to interest income of $45,000 in the three months ended June 30, 2006. The interest income remained relatively stable due to higher average rates of return on our savings accounts in the second quarter of 2007 compared to the second quarter of 2006. Interest expense for the quarters ended June 30, 2007 and 2006 was $1,200 and $3,000, respectively. This decrease in interest expense was due to a reduction in principal resulting from quarterly payments of loans from certain company stockholders.

Net Loss

Net loss for the quarter ended June 30, 2007 was $1,023,000 compared to a net loss of $1,239,000 for the quarter ended June 30, 2006. The decrease in our net loss over the prior period was primarily related to the increase in revenues and the decrease in stock compensation expense for vested stock options, as outlined above.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues

Our revenues for the six months ended June 30, 2007 were $2,815,000, an increase of $528,000 or 23% over the first half of 2006. The increase in sales is a reflection of the broadening of our customer base, the broader penetration of our services in the industry as well as the work commenced on our two projects with the Department of Defense. In 2007, 27% of the revenues for the first half were generated from Pfizer, as compared to 42% in the same period of 2006. We performed services for a total of 63 projects in the first half of 2007, as compared to 54 in the first half of 2006. During the first half of 2007, we derived 51% of our revenues from musculoskeletal projects, 31% from oncology projects, 10% from Department of Defense projects, and 8% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies.

Gross Profit

We had a gross profit of $1,046,000 for the six months ended June 30, 2007 compared to $959,000 for the comparable period in 2006. Our gross profit margin declined slightly from 42% in the first two quarters of 2006 to 37% in the first two quarters of 2007. The decline is the result of new projects started with the Department of Defense which have lower inherent margins than our clinical trials business. During the first half of 2007, we hired 8 additional employees in our service cost group to support current and future plans for revenue growth as a result of the shift of our business to Phase I/II studies from research and development activities. We anticipate the shift to Phase I/II studies will yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Total research and development expenditures were $788,000 in the first half of 2007 compared to $544,000 for the comparable period in 2006, an increase of 45%. The increase was attributable to the additional algorithm and software development staff hired in the first half of 2006 and the shift of our technical and scientific employees out of the operations and into research and development, as our technology has become more commercialized allowing our development employees to spend more time in research and development and less time in the day to day operations. These costs were composed mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2007 increased to $405,000, an increase of $16,000 or 4% over the first half of 2006. The increase is attributable to the hiring of a new business development person at the end of 2006, as well as an additional individual in April, 2007 offset by a decrease due to the timing of trade shows and conferences, as well as the associated travel expenses related to the sales force attending these conferences. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing.

General and Administrative

General and administrative expenses for the six months ended June 30, 2007 were $1,951,000, a decrease of $156,000 or 7%, over the first half of 2006. The decrease is mainly due to a $245,000 reduction in stock compensation expense for vested stock options offset by the settling of a legal matter, during the second quarter of 2007, with a former executive.

Depreciation and Amortization

Depreciation and amortization charges increased in the six months ended June 30, 2007 by $13,000 or 6%, to $236,000, when compared to the same period in 2006. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support our delivery of services to our customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the six months ended June 30, 2007 was $93,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $81,000 in the same period in 2006. The increase in interest income was a reflection of the higher average rates of return on our savings accounts in 2007 compared to 2006. Interest expense for the six month period ended June 30, 2007 and 2006 were $3,000 and $10,000, respectively, representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the six months ended June 30, 2007 was $2,245,000 compared to a net loss of $2,233,000 for the same period in 2006. The increase in our net loss over the prior period was primarily related to the hiring within our core lab to support our anticipated growth, settling of a legal matter as well as further investments in research and development, offset by a reduction in the stock-based compensation expense.

Liquidity and Capital Resources

Our working capital as of June 30, 2007 was approximately $1,739,000. The decrease in working capital was a result of investments in our operations to support planned growth, research and development along with information technology purchases and patent costs.

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

Net cash used in operating activities totaled $1,385,000 in the six months ended June 30, 2007 compared to $1,318,000 in the comparable 2006 quarter. This slight increase in usage was primarily the result of the timing of cash receipts and payments.

We invested $239,000 in the purchase of equipment and the acquisition of patents in the first half of 2007, compared to $396,000 for the investment of these items in the first half of 2006. The decrease represents a $176,000 investment in our information technology systems during the first half of 2006 that did not reoccur in the first half of 2007.

Cash used by our financing activity in the six months ended June 30, 2007 was $21,000, compared to $37,000 in the six months ended June 30, 2006. The decrease was due to the exercise of employee stock options during the second half of 2007. No options were exercised in 2006.

We currently expect that existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. In the meantime, we plan to continue to utilize the net proceeds from our 2005 private placement to support the proposed expansion of our business to serve larger scale clinical trials, and to further research and development of existing and new targeted therapeutic areas. We also plan to continue our sales and marketing strategy with presentations to pharmaceutical companies and participation in medical conferences.

We believe we could curtail expenses to conserve our cash position, however, we believe it would have a negative impact on our ability to grow the business. Therefore, in order to maintain our current level of operations after the next twelve months, we believe that we may need to raise additional capital. If in the next twelve months our plans or assumptions change or prove to be inaccurate, our cash resources could be consumed sooner and additional capital could be required before that time. We have engaged a financial advisor and are considering various alternatives, including public or private debt or equity financings. Our advisor believes that we will not have difficulty raising additional funds. We have successfully raised funds in the past, however, there can be no assurance that we will be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion, which could have a material adverse effect on our business.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the six months ended June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the six months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments and stock options under an employment agreement with the Company alleged by him to be due in connection with his termination. He commenced an arbitration proceeding in May 2006. The arbitration proceeding was dismissed on April 11, 2007. The Company has settled the matter with Dr. Shapiro which includes a cash payment of $75,000 payable within six months plus options to purchase 115,000 shares of the Company’s common stock. The Company’s results of operations reflect stock-based compensation expense of approximately $127,000 for these stock options. The value of the options was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.65%, expected term of six years, expected volatility of 95.4%, zero expected dividend yield, and stock price equal to the exercise price of $1.40. As of June 30, 2007, the Company paid $30,000 of the $75,000 cash settlement. (See Part II, Item 1, Legal Proceedings in the Quarterly Report on Form 10-QSB dated May 15, 2007)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, the Company issued 33,795 shares of common stock upon conversion of 84.5 shares of series A convertible preferred stock by existing holders of those shares pursuant to the terms thereof. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	VirtualScopics, Inc. held its Annual Stockholders’ Meeting on May 23, 2007.

b)	The stockholders voted for the election of eight nominees to serve as directors for a one-year term expiring in 2008 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld

Warren Bagatelle*	16,794,865	2,107,950
Colby Chandler	16,794,865	2,107,950
Robert Klimasewski	16,793,993	2,108,822
Sidney Knafel	16,794,865	2,107,950
Jeff Markin	16,794,865	2,107,950
Charles Phelps	16,795,483	2,107,332
Saara Totterman	16,620,278	2,282,537
Terence Walts	16,795,483	2,107,332

There were no abstentions and no broker non-votes.

* Warren Bagatelle, Chairman of the Board of Directors, passed away suddenly on May 31, 2007. On June 5, 2007, the Board of Directors elected Norman N. Mintz to the Board of Directors to fill the existing vacancy left by the death of Mr. Bagatelle.

c)
The stockholders voted to ratify the appointment of Marcum & Kliegman as the independent registered public accounting firm of VirtualScopics, Inc. for fiscal year 2007.  The vote was 18,886,045 for, 11,500 against and 5,270 abstentions.  There were no broker non-votes.

d)	The stockholders voted to ratify the 2006 VirtualScopics, Inc. Long-Term Incentive Plan. The vote was 14,008,271 for, 2,065,727 against and 7,710 abstentions. There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1 Amended and Restated By-Laws of VirtualScopics. Inc., (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form SB-2, Post-Effective Amendment No. 1, dated April 20, 2007 (Commission File No. 333-133747))

Exhibit 10.1 Indemnification Agreement by and among VirtualScopics, Inc. and Norman Mintz dated August 1, 2007*

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

Dated: August 14, 2007	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Financial Officer and Vice President of Finance

Exhibit Index

Exhibit 3.1  Amended and Restated By-Laws of VirtualScopics. Inc., (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form SB-2, Post-Effective Amendment No. 1, dated April 20, 2007 (Commission File No. 333-133747))

Exhibit 10.1 Indemnification Agreement by and among VirtualScopics, Inc., and Norman Mintz dated as of August 1, 2007*.

Exhibit 31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement