Form 10QSB
period 2007-09-30
VirtualScopics, Inc.
filed 2007-11-13
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________________ to ____________________

Commission file number: 000-52018

VIRTUALSCOPICS, INC.

__________________________________________________________
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

As of October 31, 2007, there were 23,126,021 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business disclosure format. Yes ☐  No ☒

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION
	ITEM 1: Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2007	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	4
	Notes to Condensed Consolidated Financial Statements	5-10
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17
	ITEM 3A(T): Controls and Procedures	17

PART II	OTHER INFORMATION
	ITEM 1: Legal Proceedings	18
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3: Defaults Upon Senior Securities	18
	ITEM 4: Submission of Matters to a Vote of Security Holders	18
	ITEM 5: Other Information	19
	ITEM 6: Exhibits	19-20

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

September 30, 2007

Assets
Current assets
Cash and cash equivalents	$2,672,366
Restricted cash	337,500
Accounts receivable	831,291
Prepaid expenses and other assets	268,931
Total current assets	4,110,088
Restricted cash	80,000
Patents, net	1,958,161
Property and equipment, net	584,602
Other assets	311,199
Total assets	$7,044,050

Liabilities and Stockholders' Equity

Current liabilities
Notes payable, related parties	$20,544
Dividends Payable	12,567
Accounts payable and accrued expenses	554,380
Accrued payroll	382,874
Unearned revenue	247,291
Total current liabilities	1,217,656

Commitments and Contingencies	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 4,001 issued and outstanding; liquidation preference $1,000 per share	4
6,000 shares designated Series B; 4,350 issued and 2,175 outstanding; liquidation preference $1,000 per share	2
Common stock, $0.001 par value; 85,000,000 shares authorized; 23,126,021
shares issued and outstanding	23,126
Additional paid-in capital	13,281,109
Accumulated deficit	(7,477,847)
Total stockholders' equity	5,826,394
Total liabilities and stockholders' equity	$7,044,050

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$1,370,021	$1,275,705	$4,184,713	$3,561,969
Cost of services	963,076	695,095	2,731,434	2,022,391
Gross profit	406,945	580,610	1,453,279	1,539,578

Operating expenses
Research and development	336,687	251,526	1,124,606	795,115
Sales and marketing	150,504	150,774	555,783	539,496
General and administrative	778,519	1,060,575	2,729,634	3,167,509
Depreciation and amortization	126,673	121,412	362,878	344,612
Total operating expenses	1,392,383	1,584,287	4,772,901	4,846,732

Operating loss	(985,438)	(1,003,677)	(3,319,622)	(3,307,154)

Other income (expense)
Interest income	22,108	54,760	114,644	135,876
Other expense	(5,699)	(1,710)	(8,930)	(12,090)
Total other income	16,409	53,050	105,714	123,786

Net loss	(969,029)	(950,627)	(3,213,908)	(3,183,368)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.14)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	23,111,021	22,449,433	23,028,715	22,079,452

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(3,213,908)	$(3,183,368)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	362,878	344,612
Stock option compensation expense	1,041,456	1,491,678
Issuance of equity instruments to non-employees for services	1,818	989
Changes in operating assets and liabilities
Accounts receivable	(169,272)	(578,197)
Prepaid expenses and other assets	(41,581)	152,205
Accounts payable and accrued expenses	38,399	(48,786)
Accrued payroll	(105,191)	190,224
Unearned revenue	(267,728)	(460,974)
Total adjustments	860,779	1,091,751
Net cash used in operating activities	(2,353,129)	(2,091,617)

Cash flows from investing activities
Purchase of equipment	(190,519)	(370,310)
Acquisition of patents	(115,910)	(111,177)
Net cash used in investing activities	(306,429)	(481,487)

Cash flows from financing activities
Repayments of notes payable - related parties	(59,902)	(56,578)
Net proceeds from the issuance of Series B preferred stock and warrants	1,889,798	-
Restricted cash	(417,500)	-
Net proceeds from exercise of stock options	18,375	-
Net cash provided by (used in) financing activities	1,430,771	(56,578)

Net decrease in cash and cash equivalents	(1,228,787)	(2,629,682)
Cash and cash equivalents
Beginning of period	3,901,153	6,407,610
End of period	$2,672,366	$3,777,928

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$2,616	$5,940
Non-cash financing activity:
Dividend on Series B preferred stock	$12,567	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2006. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

NOTE 3 - Notes Payable, Related Parties

Notes payable to related parties as of September 30, 2007 amounted to $20,544.

During 2002, the Company entered into note agreements with two founders, along with two additional employees, for total cash proceeds of $360,000. The notes are payable in quarterly installments of principal and interest. The notes bear interest at the rate of 5.75% per annum and are due on December 31, 2007.

Interest expense amounted to $2,616 and $5,940 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the nine months ended September 30, 2007 and 2006, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $1,041,456 and $1,491,678, respectively.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - Stock-Based Compensation, continued

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	September 30,
	2007	2006
Risk free interest rate	4.71%	4.88%
Expected term (years)	9.0	8.9
Expected volatility	98.5%	84.2%
Expected dividend yield	-	-

A summary of the option activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term

Options outstanding at January 1, 2007	3,129,051	$2.22
Granted	128,000	$1.45
Cancelled	(22,763)	($4.80)
Exercised	(25,000)	($.74)
Options outstanding at September 30, 2007	3,209,288	$2.24	6.7
Options exercisable at September 30, 2007	2,339,505	$1.90	6.0

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $185,440 and $2,407,003, respectively. There were a total of 25,000 options exercised as of September 30, 2007, resulting in cash proceeds to the Company of $18,375.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Stockholders’ Equity

During the nine months ended September 30, 2007, approximately 345.45 shares of the Company’s Series A convertible preferred stock were converted into 138,195 shares of the Company’s common stock.

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000. As of September 30, 2007, $2,175,000 of the aggregate purchase price remains in escrow until certain approvals have been obtained from the Company’s stockholders. The Company has reserved ten percent of the stated value of the Series B convertible preferred stock that are outstanding, or $217,500, for the payment of dividends with an additional $217,500 to be reserved after the remaining shares are released from escrow. The Company also has reserved $200,000 for the payment of investor relation services over the next two years.

Each share of the Series B convertible preferred stock is initially convertible, at the holder’s election, into approximately 830.36 shares of common stock and has a liquidation preference that is pari passu with the Company’s Series A convertible preferred stock and senior to the Company’s common stock. Cumulative dividends on the Series B convertible preferred stock accrue on the initial stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock, at the option of the Company. As of September 30, 2007, dividends payable to Series B convertible preferred stockholders amounted to $12,567.

The warrants have a seven-year term and are initially exercisable into 2,167,232 shares of common stock. The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. Half of the warrants have an initial exercise price equal to $1.2043 per share and the other half have an initial exercise price of $1.3849 per share. The warrants were recorded at fair value of $644,167 (excluding warrants in escrow) and was recognized as additional paid in capital. The Company also issued warrants to the financial advisor in the transaction, Canaccord Adams, Inc., to purchase 67,530 shares of common stock, which was recorded at fair value of approximately $57,000 and was recognized as additional paid in capital. The value of the warrants was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.21%, expected term of seven years, expected volatility of 69.90%, 0% expected dividend yield, stock price of $1.23 per share, and exercise prices of $1.2043 and $1.3849 per share.

In accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” the Series B convertible preferred stock was classified as an equity instrument since all events requiring redemption are within the control of the Company, and therefore, would not result in the security being classified outside of permanent equity.

The conversion feature of the Series B convertible preferred stock and warrants to purchase common stock were evaluated in accordance with SFAS 133, “Accounting for Derivative Financial Instruments Indexed to, and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock,” and were determined to be equity instruments. The characteristics of the Series B warrants which allowed for equity treatment are as follows: (1) the contract permits the Company to settle in unregistered shares; (2) the Company has sufficient authorized and unissued shares available to settle the warrants after considering all other commitments that may require the issuance of stock during the maximum period of the warrant; (3) the warrant contains an explicit limit on the number of shares to be delivered in a share settlement; and, (4) there are no required cash payments to the counterparty in the event the Company fails to make timely filings with the SEC.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Stockholders’ Equity, continued

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Series B convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. The Series B convertible preferred stock was not convertible at the issuance date and as a result the value of the beneficial conversion feature approximating $691,000 was not recorded as a deemed dividend. The deemed dividend will be recognized in the period the Series B convertible preferred stock becomes convertible which is when the stockholder approval becomes effective, November 23, 2007.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of September 30:

	2007	2006
Series A convertible preferred stock	3,322,262	1,850,400
Warrants to purchase common stock	2,161,892	2,162,490
Options to purchase common stock	3,350,395	3,633,912

Total	8,834,549	7,646,802

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

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2001 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. As of September 30, 2007, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - Income Taxes, continued

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

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of September 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Legal Proceedings
In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination. He commenced an arbitration proceeding in May 2006. In April 2007, the Company agreed to terms of a settlement with Dr. Shapiro to include a cash payment of $75,000 payable within six months plus options to purchase 115,000 shares of the Company’s common stock. The Company’s results of operations reflect stock-based compensation expense of approximately $127,000 for these stock options. The value of the options was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.65%, expected term of six years, expected volatility of 95.4%, zero expected dividend yield, and stock price equal to the exercise price of $1.40. As of September 30, 2007, the Company paid $55,000 of the $75,000 cash settlement leaving an accrued liability of $20,000.

NOTE 9 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 50% of its total revenue for the nine-month period ended September 30, 2007 and 2006. The Company’s top three customers all accounted for individually more than 10% of total revenue during the nine-month period ended September 30, 2007, as compared to one customer accounting for approximately 37% of total revenue during the nine-month period ended September 30, 2006.

NOTE 10 - Restricted Cash

As part of the private placement of Series B convertible preferred stock, the Company has reserved ten percent of the stated value of the Series B convertible preferred stock that are outstanding, or $217,500, for the payment of dividends with an additional $217,500 to be reserved after the remaining shares are released from escrow. The Company also has reserved $200,000 for the payment of investor relation services over the next two years. Restricted cash as of September 30, 2007 amounted to $417,500 of which $80,000 is classified as a non-current asset.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheet as of September 30, 2007, and related condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2007 and 2006, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenue over the past six years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. We expect that the concentration of our revenue will continue in these services and in these areas throughout 2007 with a focus in Oncology. We have found that our customers value the ability to better understand the efficacy profile of their compounds.

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

Recent Financing

On September 17, 2007, we closed the private placement of 4,350 shares of our Series B convertible preferred stock, par value $0.001 per share (“Series B Preferred Stock”) and warrants to purchase our common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000.

Out of the $4,350,000, we received net proceeds of approximately $1.9 million, after deducting expenses of the financing with the remaining $2 million being held in escrow. The total net proceeds to us from the financing, after deducting expenses of the financing, will be approximately $3.9 million.  At least $200,000 of the net proceeds from the financing must be segregated into a separate bank account to be used to pay for investor relations services. Under the terms of the Series B Preferred Stock, $217,500 has been set apart to be used toward the payment of dividends on the Series B Preferred Stock with an additional $217,500 to be reserved after the remaining shares are released from escrow. The remainder of the proceeds from the financing will be used for marketing and working capital. Further, 50% of the purchase price was originally held in escrow.  Upon delivery of the written consent of a majority of shares of our common stock and Series A Convertible Preferred Stock, voting together as a single class and on an as-converted basis, a portion of that escrowed amount was released so that only 21% of the purchase price still remains in escrow. The remainder of the escrowed funds will be released on November 23, 2007, the date on which the stockholder approval becomes effective.

The purchasers in the financing acquired, in the aggregate, 4,350 shares of our Series B Preferred Stock and warrants that are initially exercisable for 2,167,232 shares of our common stock, subject to the escrow arrangement described above. This issuance of the Series B Preferred Stock and warrants in the financing will cause dilution of our existing stockholders. In addition, the issuance of the Series B Preferred Stock and warrants triggered certain anti-dilution provisions of our Series A Convertible Preferred Stock, or Series A Preferred Stock, and previously outstanding warrants to purchase approximately 1,400,000 shares of our common stock. As a result, the outstanding shares of our Series A Preferred Stock will be convertible into approximately 1,721,660 additional shares of our common stock. With respect to the outstanding warrants, the purchase price will be reduced to approximately $1.9269 per share.

We entered into the financing for a variety of reasons. Our management reviewed our short-term and long-term capital requirements, including projected costs, and determined that additional capital was necessary for us to continue improving the efficiency and effectiveness of our imaging processing services in connection with pharmaceutical drug trials and expand the marketing of those services. After evaluation of several alternatives, our management determined that the financing, as described in this information statement, was the best available alternative and provided the necessary capital to pursue our short-term and long-term goals.

Results of Operations

Results of Operations for Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenue

We had revenues of approximately $1.4 million for the quarter ended September 30, 2007 compared to $1.3 million for the comparable period in 2006. During the quarter, we performed work for 27 customers, representing 58 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects compared to 48 for the comparable period in 2006. During the quarters ended September 30, 2007 and 2006, Pfizer was our largest customer representing 29% of the quarterly revenues. As of September 30, 2007, we had active projects with 9 of the top 15 pharmaceutical companies. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We expect that a majority of our work on pharmaceutical trial projects will continue to be focused in Phase I and II studies through the end of 2007. During the three months ended September 30, 2007, 38% of the revenues were derived from studies in musculoskeletal diseases, 38% in oncology studies, 13% from Department of Defense projects, 11% from consulting and other therapeutic areas.

The increase in revenues in the quarter ended September 30, 2007 compared to September 30, 2006 was attributed to work performed for the Department of Defense as well as the broadening of our customer base, as outlined above.

Gross Profit

We had a gross profit of $407,000 for the third fiscal quarter of 2007 compared to $581,000 for the comparable period in 2006. Our gross profit margin declined in the third quarter of 2007 compared to the same period in 2006 due to the new projects started with the Department of Defense which have lower inherent margins than our clinical trials business. During the third quarter of 2007, we had 8 additional employees in our service cost group as compared to the same period in 2006 to support current and future plans for revenue growth as a result of the shift of our business to Phase I/II studies from research and development activities. We anticipate the shift to Phase I/II studies will yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Research and development costs increased in the quarter ended September 30, 2007 by $85,000, or 34%, to $337,000, when compared to the quarter ended September 30, 2006. The increase was largely attributed to the shift of our technical and scientific employees out of the operations and into research and development, as our technology has become more commercialized allowing our development employees to spend more time in research and development and less time in the day to day operations. As of September 30, 2007, there were 17 employees in our research and development group, which includes the algorithm development and software development groups compared to 13 as of September 30, 2006.

Sales and Marketing

Sales and marketing costs remained constant in the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006. We plan to invest a portion of the proceeds from the sale of the Series B convertible preferred stock in sales and marketing efforts, including the hiring of additional salespeople as well as further expenditures in developing our marketing initiatives.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2007 were $779,000, a decrease of $282,000 or 27%, when compared to the quarter ended September 30, 2006. The decrease was due to a $206,000 reduction in stock compensation expense for vested stock options. Also contributing to the decrease was a reduction in payroll costs in 2007 due to elimination of the Chief Operating Officer position, as the Chief Operating Officer completed the transition into the Chief Executive Officer position.

Depreciation and Amortization

Depreciation and amortization charges increased slightly by $5,000 or 4% for the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006. There was an increase in depreciation charges resulting from the purchase of new hardware and software to support our delivery of services to our customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers. The increase in depreciation was offset by a decrease in amortization of a deferred asset that is amortized based on an estimate of the hours of usage over the life of the asset.

Interest Income (Expense)

Interest income for the quarter ended September 30, 2007 was $22,000, representing interest derived on our operating and savings accounts, compared to interest income of $55,000 in the three months ended September 30, 2006. The interest income declined due to lower average rates of return on our savings accounts in the third quarter of 2007 compared to the third quarter of 2006. Interest expense for the quarters ended September 30, 2007 and 2006 was $600 and $1,700, respectively. This decrease in interest expense was due to a reduction in principal resulting from quarterly payments of loans from certain company stockholders.

Net Loss

Net loss for the quarter ended September 30, 2007 was $969,000 compared to a net loss of $951,000 for the quarter ended September 30, 2006. The increase in our net loss over the prior period was primarily related to lower operating margins, as outlined above.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues

Our revenues for the nine months ended September 30, 2007 were $4,185,000, an increase of $623,000 or 17% over the nine months ended September 30, 2006. The increase in sales is a reflection of the broadening of our customer base, the broader penetration of our services in the industry as well as the work commenced on our two projects with the Department of Defense. In 2007, 27% of the revenues for the first nine months were generated from Pfizer, as compared to 37% in the same period of 2006. We performed services for a total of 63 projects in the first nine months of 2007, as compared to 62 in the first nine months of 2006. During the first nine months of 2007, we derived 47% of our revenues from musculoskeletal projects, 33% from oncology projects, 11% from Department of Defense projects, and 9% from consulting and other smaller projects. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies.

Gross Profit

We had a gross profit of $1,453,000 for the nine months ended September 30, 2007 compared to $1,540,000 for the comparable period in 2006. Our gross profit margin declined from 43% in the first three quarters of 2006 to 35% in the first three quarters of 2007. The decline is the result of new projects started with the Department of Defense which have lower inherent margins than our clinical trials business. During the first nine months of 2007, we hired 8 additional employees in our service cost group to support current and future plans for revenue growth as a result of the shift of our business to Phase I/II studies from research and development activities. We anticipate the shift to Phase I/II studies will yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Total research and development expenditures were $1,125,000 in the first nine months of 2007 compared to $795,000 for the comparable period in 2006, an increase of 41%. The increase was attributable to the additional algorithm and software development staff hired in the first nine months of 2007 and the shift of our technical and scientific employees out of the operations and into research and development, as our technology has become more commercialized allowing our development employees to spend more time in research and development and less time in the day to day operations. These costs were composed mostly of salaries for our technical, scientific and software development staff. All costs associated with the development of a new product or enhancement of an existing product or software platform are expensed as incurred.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2007 increased to $556,000, an increase of $16,000 or 3% over the first nine months of 2006. The increase is attributable to the hiring of a new business development person at the end of 2006, as well as an additional individual in April, 2007 offset by a decrease due to the timing of trade shows and conferences, as well as the associated travel expenses related to the sales force attending these conferences. All costs associated with our selling efforts, including trade shows, seminars, customer presentations and proposal related travel are included in sales and marketing.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2007 were $2,730,000, a decrease of $438,000 or 14%, over the first nine months of 2006. The decrease is mainly due to a $450,000 reduction in stock compensation expense for vested stock options offset by the settling of a legal matter, during the second quarter of 2007, with a former executive.

Depreciation and Amortization

Depreciation and amortization charges increased in the nine months ended September 30, 2007 by $18,000 or 5%, to $363,000, when compared to the same period in 2006. This increase is attributed mostly to the rise in depreciation charges for the period resulting from the purchase of new hardware and software to support our delivery of services to our customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest Income (Expense)

Interest income for the nine months ended September 30, 2007 was $115,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $136,000 in the same period in 2006. The decrease in interest income was a reflection of lower average rates of return on our savings accounts during the third quarter 2007. Interest expense for the nine month period ended September 30, 2007 and 2006 were $2,600 and $6,000, respectively, representing interest due to loans from certain stockholders of the Company.

Net Loss

Our net loss for the nine months ended September 30, 2007 was $3,214,000 compared to a net loss of $3,183,000 for the same period in 2006. The increase in our net loss over the prior period was primarily related to the hiring within our core lab to support our anticipated growth, settling of a legal matter as well as further investments in research and development, offset by a reduction in the stock-based compensation expense.

Liquidity and Capital Resources

Our working capital as of September 30, 2007 was approximately $2,892,000. The increase in working capital was a result of $1,889,798 of net proceeds received from the equity raise during the third quarter 2007.

On September 17, 2007, the Company completed a private placement of 4,350 shares of series B convertible preferred stock, par value $0.001 per share and warrants to purchase the Company’s common stock, par value $0.001 per share. Each share of series B preferred stock is initially convertible into 830.36 shares of common stock. The warrants have a seven year term and are initially exercisable into 2,167,232 shares of common stock. The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. Half of the warrants have an initial exercise price equal to $1.2043 per share and the other half have an initial exercise price of $1.3849 per share. The Company also issued warrants to the financial advisor in the transaction, Canaccord Adams, Inc., to purchase 67,530 shares of common stock. As of September 30, 2007, $2,175,000 remained in escrow until stockholder approval for the transaction is effective. We have obtained written consents from stockholders sufficient to approve the transaction and sent an information statement to all stockholders detailing the transaction. We expect the approval to be effective November 23, 2007.

Net cash used in operating activities totaled $2,353,000 in the nine months ended September 30, 2007 compared to $2,092,000 in the comparable 2006 quarter. This slight increase in usage was primarily the result of the timing of cash receipts and payments.

We invested $306,000 in the purchase of equipment and the acquisition of patents in the first nine months of 2007, compared to $481,000 for the investment of these items in the first nine months of 2006. The decrease represents a $176,000 investment in our information technology systems during the first nine months of 2006 that did not reoccur in the first nine months of 2007.

Net cash proceeds from our financing activity in the nine months ended September 30, 2007 was $1,431,000, compared to a cash usage of $57,000 in the nine months ended September 30, 2006. The increase was due to the equity raise during the nine months ended September 30, 2007 as previously described.

We currently expect that existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. In the meantime, we plan to continue to utilize the net proceeds from our 2007 private placement to support the proposed expansion of our business to serve larger scale clinical trials, and to increase our sales and marketing initiatives to more broadly penetrate the market. We also plan to continue to explore the use of our technology in other therapeutic areas.

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

All statements, other than statements of historical fact, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, the Company issued 90,000 shares of common stock upon conversion of 225 shares of series A convertible preferred stock by existing holders of those shares pursuant to the terms thereof. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

As discussed above, on September 12, 2007, we entered into a Securities Purchase Agreement pursuant to which we sold and issued 4,350 shares of our Series B Preferred Stock and warrants to purchase our common stock, for an aggregate purchase price of $4,350,000. The transaction closed on September 17, 2007.

Under NASD Marketplace Rule 4350(i)(1)(D)(ii), we are required to obtain stockholder approval for the sale, issuance or potential issuance of our common stock (or securities convertible into or exercisable into our common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. The securities issued in the financing were issued at a discount to the market price of our common stock and constitute more than 20% of our common stock outstanding.

The holders of a majority of our outstanding common and Series A Preferred Stock voting on an as converted basis, representing 13,230,489 outstanding voting shares, approved the issuance of the Series B Preferred Stock and warrants in the transaction by written consent dated as of October 3, 2007.

Our stockholders also approved, by written consent, an amendment to the Certificate of Designation of Series B Preferred Stock providing that the conversion price used to determine the number of votes to which each share of our Series B Preferred Stock is entitled will be fixed at $1.23, the closing bid price of our common stock on September 12, 2007, the date the conversion price was agreed to by the parties. The amendment was approved by written consent dated as of October 3, 2007 of the holders of a majority of our common stock and Series A Preferred Stock, voting on an as converted basis, representing 13,252,007 outstanding voting shares. It was also approved by the holders of two-thirds of our Series B Preferred Stock, voting as a separate class, by written consent dated as of September 28, 2007, voting 3,250 shares.

We have sent a definitive information statement to our stockholders describing these actions. The actions will become effective on November 23, 2007.

Item 5. Other Information

None

Item 6. Exhibits

2.1 Securities Purchase Agreement dated September 12, 2007 by and among the Company and the Buyers listed on the Schedule of Buyers attached thereto. (1)

2.2 Securities Exchange Agreement, dated November 4, 2005 among ConsultAmerica, Inc., VirtualScopics, LLC and the controlling members of VirtualScopics, LLC.(2)

3.1 Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988. (3)

3.2 Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989. (3)

3.3 Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004. (3)

3.4 Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (3)

3.5 Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005. (4)

3.6 Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005. (5)

3.7 Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc. dated November 4, 2005. (5)

3.8 Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series B Convertible Preferred Stock of VirtualScopics, Inc. dated September 12, 2007. (1)

3.9 Amended and Restated Bylaws of VirtualScopics, Inc. dated August 28, 2007. (6)
4.1 Registration Rights Agreement dated September 12, 2007 between the Company and the Buyers listed on the Schedule of Buyers thereto. (1)

4.2 Form of Warrant to Purchase Common Stock of VirtualScopics, Inc. (1)

10.1 Indemnification Agreement by and among VirtualScopics, Inc., and Norman Mintz dated as of August 1, 2007. (7)

10.2 Escrow Agreement by and between VirtualScopics, Inc., and each buyer identified on the Schedule of Buyers attached thereto and Woods Oviatt Gilman LLP, dated September 12, 2007, with the Amendment and Waiver, dated September 13, 2007. (1)

31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018).

(2) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253).

(3) Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253).

(4)  Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333-120253).

(5)  Incorporated herein by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253).

(6) Incorporated herein by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 11, 2007 (File No. 333-146635)

(7) Reference is made to the Company’s Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the Company filed as Exhibit 10.19 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2007	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Financial Officer and Vice President of Finance

Exhibit Index

2.1 Securities Purchase Agreement dated September 12, 2007 by and among the Company and the Buyers listed on the Schedule of Buyers attached thereto. (1)

2.2 Securities Exchange Agreement, dated November 4, 2005 among ConsultAmerica, Inc., VirtualScopics, LLC and the controlling members of VirtualScopics, LLC.(2)

3.1 Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988. (3)

3.2 Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989. (3)

3.3 Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004. (3)

3.4 Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (3)

3.5 Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005. (4)

3.6 Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005. (5)

3.7 Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc. dated November 4, 2005. (5)

3.8 Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series B Convertible Preferred Stock of VirtualScopics, Inc. dated September 12, 2007. (1)

3.9 Amended and Restated Bylaws of VirtualScopics, Inc. dated August 28, 2007. (6)
4.1  Registration Rights Agreement dated September 12, 2007 between the Company and the Buyers listed on the Schedule of Buyers thereto. (1)

4.2 Form of Warrant to Purchase Common Stock of VirtualScopics, Inc. (1)

10.1 Indemnification Agreement by and among VirtualScopics, Inc., and Norman Mintz dated as of August 1, 2007. (7)

10.2 Escrow Agreement by and between VirtualScopics, Inc., and each buyer identified on the Schedule of Buyers attached thereto and Woods Oviatt Gilman LLP, dated September 12, 2007, with the Amendment and Waiver, dated September 13, 2007. (1)

31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018).

(2) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253).

(3) Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253).

(4) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333-120253).

(5) Incorporated herein by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253).

(6) Incorporated herein by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 11, 2007 (File No. 333-146635)

(7) Reference is made to the Company’s Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the Company filed as Exhibit 10.19 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

* Filed herewith