Form 10KSB
period 2007-12-31
VirtualScopics, Inc.
filed 2008-03-18
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

State issuer’s revenues for its most recent fiscal year. $5,647,049

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of as of February 29, 2008 was approximately $7,454,471 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock or series B preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of February 29, 2008, there were outstanding 23,246,423 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2008 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2008, are incorporated by reference in Part III (Items 9, 10, 11, 12 and 14) of this Form 10-KSB.

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

ITEM 1: Description of Business

VirtualScopics, Inc., is a provider of image-based biomarker solutions to customers in the pharmaceutical, biotechnology and medical device industries that are designed to facilitate cost-effective drug and medical device development. We are headquartered in Rochester, New York.

Corporate History

We are a Delaware corporation originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC, in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. At the time of the transaction, the newly issued shares constituted approximately 70% of the outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. ConsultAmerica, Inc. had no meaningful operations prior to the exchange transaction and it was treated as recapitalization of VirtualScopics, LLC. Following the transaction, we succeeded to the business of VirtualScopics as a provider of image-based biomarker solutions and have continued this business since that time.

Business Overview

We are a provider of image-based solutions to the pharmaceutical, biotechnology and medical device industries. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical and medical device research and development processes.

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

Additionally, in 2007, we received two awards totaling approximately $2.1 million for the application of our technology with the United States Department of Defense in the area of oblique hyperspectral imagery.

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

Benefits to Patients and Health Care Providers in a Diagnostic Setting

The specific diagnostic opportunities that we may pursue in the future are treatment monitoring and surgical planning. Osteoarthritis and cancer are leading causes of disability and death, respectively, throughout much of the developed world, and technologies for closely monitoring disease progression and response to treatment in both areas are currently lacking. We believe this presents us with a significant market opportunity.

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

Our Technology Solution

Oncology Applications
Automated Measurement of Tumor Structure in Oncology
Rapid determination of drug efficacy depends on precise measurement of tumor structure and function. Yet current practices - direct measurement from films and computer-aided tracing - can be time-consuming, inaccurate and highly variable. Manual approaches often lead to false conclusions when tumors take on abnormal shapes; where a two-dimensional analysis may indicate no change, a three dimensional analysis may show a significant change in tumor volume. The RECIST standard, still the primary imaging endpoint for assessing disease progression or response to treatment in many types of cancer, measures structural changes in tumors through a simple summation of longest diameters, limited to the axial imaging plane. Originally developed for x-ray imaging, it fails to take advantage of the far richer three dimensional information set available with today's imaging technologies.

Our semi-automated, statistically driven feature analysis provides greater precision, higher throughput and less dependence on a particular reader than manual tracing does. In retrospective analysis for a leading pharmaceutical company, our volumetric measurement showed that tumors found to be stable under RECIST actually were growing significantly. With our semi-automated analysis we could have discovered the failure sooner and avoided the expense of funding the next phase of clinical research. Conversely, volumetric measurement can greatly accelerate clinical research by preventing mistaken kills and identifying efficacious compounds sooner.

Innovation in Image-Based Biomarkers
With a multidisciplinary team of medical professionals (including staff radiologists), physicists, scientists and software developers, we deliver unparalleled innovation in the analysis of specific biomarkers. Measurements may include specific FDA-accepted (RECIST and tumor volume) biomarkers as well as secondary or exploratory endpoints such as cavitation/ necrosis, or shape. By extracting substantially more information from existing imaging modalities such as CT or MRI, we believe we offer a more definite and efficient basis for determining the course of clinical trials.

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

With dynamic contrast-enhanced series, changes in signal intensity can be related to tracer concentration in tissues. This information can be used to determine the blood flow to the tumor.

Musculoskeletal Applications
Our image analysis provides a degree of accuracy and reproducibility that cannot be duplicated by manual techniques. Standard endpoints, such as pain or functionality scoring are largely subjective and difficult to reproduce. Our quantitative imaging replaces subjective evaluation - knee pain ranked on a scale of 1 to 10 - with an objective quantification - volume of lost cartilage in cubic millimeters. Unlike manual assessment methods, our computer aided approach allows you to track the boundary location of each structure in a data set from one scan to another, even if the patient is not positioned in precisely the same way for each scan, or if there have been some anatomical changes between scans. For cartilage volumes and thickness measurements, the Coefficient of Variation (CV) typically falls between 2% and 4% - we can detect minute changes with statistical confidence, allowing you to reduce study populations or shorten study durations.

With our automated analysis, researchers can more confidently make the go/no go decision for a compound early in the evaluation process, allowing scarce resources to be allocated to the most promising candidates. In the evaluation of osteoarthritis, for example, MRI of the cartilage in the knee coupled with automated measurement of volume and composition shows disease changes in months; these changes would not be apparent for years using standard x-ray evaluation.

Reproducible medical image analysis is driven by computer image analysis algorithms that enable quantitative measurement of different structural parameters. Guided by the information present in the images, as well as embedded anatomical knowledge, the algorithms enable segmentation of different structures. From an MRI knee scan, for instance, it is possible to produce a three-dimensional reconstruction that graphically distinguishes cartilage from underlying bone, as well as from ligaments, fluid, degenerated menisci or inflamed synovium. This capability provides a valuable assessment tool for clinical research in osteoarthritis - a disease with multiple endpoints - because it allows sensitive and specific measurement of all the components of the knee joint and detects small changes in any of those components over time.

Neurology Applications
Evaluating diseases such as multiple sclerosis (MS), epilepsy, and Alzheimer’s requires the identification and measurement of neurological structures and lesions. But current methods for obtaining data points rely on subjective and error prone manual techniques. Manual tracing, especially of abnormal neurological structures, requires considerable expertise and time. Tracing introduces significant variability even when all measurements are made by one individual, an effect that is compounded with multiple operators. Intra- and inter-operator variability poses a major obstacle for researchers attempting to take advantage of the power of MRI analysis in the study of neurological disease. VirtualScopics eliminates these problems with automated, statistically driven feature analysis. VirtualScopics algorithms employ the two types of knowledge that expert radiologists use to measure structures within the brain: differentiation of various tissue types and knowledge of structure, size, location, and shape. Our software incorporates an a priori model of neurological anatomy that enables the measurement of structures with indistinct boundaries such as the hippocampus. Knowledge of anatomical structures also improves reproducibility, allowing disease progression to be precisely monitored over time. To gain higher resolution and superior tissue separability, we reconstruct volumes by co-registering and fusing images from multiple imaging planes and pulse sequences. Moreover, its automatic reconstruction produces a smooth and continuous surface, much closer to actual shape than what would result from manual segmentation.

Many neurological conditions can be detected and evaluated with quantitative measures of structures in MRI studies. While automated measurement tracks lesions in MS clinical trials, it also provides a critical tool in measuring hippocampal volume for diagnosing and monitoring both intractable temporal lobe epilepsy and Alzheimer’s disease. Validation studies prove that our automated approach provides greater speed, precision and accuracy in clinical trials than current manual methods do. In MS clinical trials, where current techniques to measure progress in drug development are largely manual, we provide an FDA-approved metric for quickly determining drug efficacy of MS compounds. A VirtualScopics validation study compared manual tracing with two VirtualScopics software algorithms for automated measurement: geometrically constrained region growth (GEORG) and directed clustering. Our Core Lab utilizes both algorithms to achieve an optimal system for quantification of MS lesions in multi-spectral MRI studies. In the MS validation study, mean processing time was 60 minutes for manual tracing, 10 minutes for GEORG, and 3 minutes for directed clustering. Intra- and inter-operator coefficients of variation were 5.1% and 16.5% for manual tracing, 1.4% and 2.3% for region growth and 1.5% and 5.2% for directed clustering. The study also compared our automated measurement and manual tracing from an expert radiologist against a phantom data set, obtained from the McConnell Brain Imaging Center. In all data sets, automated algorithms performed significantly better than manual tracing. Our automated measurements also proved more repeatable than manual methods, an important feature in multi-center clinical trials.

Sales and Marketing

Our business development strategy is centered around the publication and presentation of our technology at targeted industry events along with an active calling effort aimed at pharmaceutical companies, biotechnology companies, principal investigators and clinical research organizations, or CROs. To date, we have made significant inroads by having contracts with 10 of the 15 leading pharmaceutical, biotechnology and medical device companies including Pfizer, GlaxoSmithKline, Johnson & Johnson and Wyeth. As of December 31, 2007, we had 28 active customers. We continue to grow our business by leveraging relationships with our current customers. As a result, our current customers have begun introducing us to other therapeutic groups within their organization. We continue to receive positive feedback from our customers, which has resulted in new projects.

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

Complementing our sales and marketing effort, we actively participate in medical conferences to showcase our technology, as well as collaborating with principal investigators on their academic research, which often results in highly visible, published research. We have built a strong base of clinical collaborators across varied disease platforms.

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

This alliance represents a growing trend in the pharmaceutical industry to apply new technologies to accelerate the clinical development of compounds. Pfizer has a long history of investing in new clinical technologies and is considered an industry leader in this area. We derived 28% and 35% of our revenue from Pfizer for the years ended December 31, 2007 and 2006, respectively.

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

Image Analysis and Image-Based Biomarker Development

We have conducted research to determine the current size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries. The information was collected as part of our discussions with many of the major companies that currently serve the industry as well as with the assistance of Dawnbreaker, a strategic/business planning firm. Our discussions with companies in the industry and academic centers included Bio-Imaging Technologies, Synarc, Beacon Bioscience, Perceptive, Duke Image Analysis Laboratories and Boston University, as well as a number of other academic centers in the United States and Europe. We have found that the market is fragmented, with approximately $450 million in total annual revenues projected for 2006.

The industry is currently undergoing a rapid growth phase as the use of imaging end-points is becoming more accepted by the FDA and the number of compounds being tested by pharmaceutical companies continues to increase. We estimate the annual growth rate for the market at 15% to 30% for the next five years. Our estimates are based on a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are growing even faster. Specifically, Bio-Imaging Technologies, Perceptive (division of Parexel), Synarc and ICON.

Image Analysis Solutions in the Pharmaceutical and Medical Device Industries

It is well known that greater reproducibility of measurements can decrease the cost and time to market of compounds in development. The higher reproducibility of our automated analysis enables researchers to achieve statistically significant results with substantially smaller patient populations. Automated analysis greatly reduces the analyst variability and interaction time required to process clinical trial data. Published studies demonstrate that our automated analysis consistently yields a lower coefficient of variation than manual techniques. As measurement variation diminishes, so does the percentage change in a given structure necessary to determine whether a treatment is having the desired effect. In short, precise measurement allows companies to learn more from smaller populations earlier in the compound development process.

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

Osteoarthritis, a degenerative joint disease and one of the most common forms of arthritis, affects almost 190 million people worldwide (53% of arthritis patients) and 20.7 million Americans. It primarily affects the joint cartilage. It usually affects the weight-bearing joints, such as knee, feet, spine and fingers. It results in nearly 39 million physician visits annually in the United States, according to statistics from the Arthritis Foundation and Centers for Disease Control & Prevention, or CDC, 2002 and 2005.

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

Competitors in Accelerating Pharmaceutical and Medical Device Development

The main CROs which participate in imaging trials are Bio-Imaging Technologies, Synarc, Perceptive and ICON. It is our understanding that these companies use predominately manual approaches that are unable to quantify minute structures in medical images. As a result, it may be difficult for them to offer differentiated services to achieve higher profit margins and at the same levels of reproducibility as ours. Additionally, some academic centers have worked on software that has applications for neurological diseases. These academic centers include Duke Image Analysis Laboratory, University of Pennsylvania, University of Montreal and University of California at San Francisco. However, we believe these organizations lack the required FDA compliance standards and ability to scale their operations to meet customer demand and we believe they offer inferior technology.

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

The FDA regulates medical devices. A “medical device,” or device, is an article, including software and software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Computer software that complements a CT or MRI scan, such as VirtualScopics, is considered a medical device and is therefore subject to FDA regulation. To date, our sales have been to the pharmaceutical and medical device industries to support their clinical trials. We would need to obtain FDA clearance or approval, as discussed below, before using our technology and services for diagnostic or treatment planning in a clinical setting or as part of a clinical trial. No assurance can be given that such clearance or approval would be granted or that it would be granted in a timely manner.

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

If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the United States. The 510(k) process is normally used for software products of the type that we propose distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes on average about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be used for diagnosis and distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming and resource intensive and problematic, premarket approval, or PMA, process described below.

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

Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is our policy to comply with HIPAA requirements.

Research and Development Costs

We incurred $1,440,312 and $1,110,761 in research and development costs for the years ended December 31, 2007 and 2006, respectively.

Customers

Three customers accounted for 10% or more of our revenue during the year ended December 31, 2007, one of which also accounted for more than 10% of our revenue during the year ended December 31, 2006. The following table sets forth information as to revenue and percentage of revenue for these years for our principal clients, all of which are major pharmaceutical companies:

	Years Ended December 31,
Customer	2007	2006
Pfizer, Inc.	$1,607,455	$1,667,652
	(28.5%)	(35.2%)
Naval Research Labs	671,138	*
	(11.9%)
Abbott, Inc.	618,188	*
	(10.9%)
* Less than 10%

Pfizer projects represented 28% of our revenue in 2007 and 35% in 2006. Therefore, at present, our results will depend on our strategic alliance with Pfizer and the delivery of our services to Pfizer. Additionally, Pfizer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by Pfizer to discontinue or limit our relationship could have a material adverse impact on our business.

Employees

As of December 31, 2007, we had 55 employees and six contract radiologists. Of our employees, 52 are full-time.

ITEM 2: Description of Property

We lease approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The annual rent under the lease is $360,000, and increases three percent (3%) annually. The rent is paid in two portions: the cash portion of $156,000 annually, paid is equal monthly installments, increasing three percent (3%) annually, and the stock portion is $204,000 annually paid in equal monthly installments, increasing three percent (3%) annually. The stock portion is payable in shares of our common stock. At the option of either the landlord or us, upon 90 days written notice to the other party, the option of paying a portion of an installment of rent in stock may be rescinded and such party may elect to pay or receive, as applicable, such installment, or all future installment payments in cash only. In the event that we elect to rescind the stock portion of rent, then the rate per square foot shall be $18.00, increasing 3% annually. In the event that Landlord elects to rescind the stock portion of rent, then the rate per square foot shall be (i) $16.00 if said election is made during the first 24 months of the term, (ii) $17.00 if said election is made after the 24th month but before the 36th month, and (iii) $18.00 if said election is made after the 36th month. Notwithstanding the foregoing, the conversion to cash only rental shall not require 90 days prior written notice if the stock ceases to be publicly traded; in such event, the conversion shall begin with the next monthly installment of rent due and shall be based upon the rate of $18.00 per square foot increasing 3% annually. As of December 31, 2007, we had accrued $102,000 relating to the liability associated with portion of the rent due in company stock. Neither party has rescinded election to pay in stock. We believe our facilities are adequate and suitable for our current level of operations. Our management believes that the leased property is adequately covered by insurance.

ITEM 3: Legal Proceedings

None

ITEM 4: Submission of Matters to Vote of Security Holders

Not applicable.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.” Prior to May 31, 2006, our common stock was quoted on the OTC Bulletin Board under symbol “VSCP.OB.” The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for January 1, 2006 through May 30, 2006 and on the NASDAQ Capital Market from May 31, 2006 through December 31, 2007. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2006
	HIGH	LOW

First Quarter	$7.45	$4.05
Second Quarter	6.00	3.50
Third Quarter	5.62	2.50
Fourth Quarter	2.87	1.70

Fiscal Year Ended December 31, 2007
	HIGH	LOW

First Quarter	$2.33	$1.43
Second Quarter	1.84	1.01
Third Quarter	1.80	1.06
Fourth Quarter	1.40	0.80

As of February 28, 2008, we had approximately 108 registered holders of record of shares of our common stock.

Dividend Policy

We have never declared a cash dividend on our common stock. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our series B preferred stock limit our ability to pay dividends to the holders of our common stock. Thereafter, dividends may be paid on our common stock only if and when declared by our board of directors and paid on an as-converted basis to the holders of our series A and series B convertible preferred stock.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2007, there were no conversions of the Company’s series A convertible preferred stock and 120 shares of the Company’s series B convertible preferred stock were converted by existing holders of those shares pursuant to the terms thereof. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of common stock upon conversions of the series A and series B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities
None.

ITEM 6: Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, consolidated changes in stockholders’ equity and cash flow for the years ended December 31, 2007 and 2006, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

We are a provider of image-based biomarker solutions to the pharmaceutical, biotechnology and medical device industries. We focus on applying our imaging technology for improving the efficiency and effectiveness of the pharmaceutical and medical device research and development processes.

We were originally formed in 1988 under the name ConsultAmerica, Inc. On November 4, 2005, we acquired all of the outstanding membership units of VirtualScopics, LLC, in exchange for 17,326,571 shares of our common stock, and changed our name to VirtualScopics, Inc. At the time of the transaction, the newly issued shares constituted approximately 70% of the outstanding shares of common stock and shares of common stock initially issuable upon the conversion of our outstanding series A convertible preferred stock. Prior to the exchange transaction, we provided strategic business planning to small companies. As a result of the exchange transaction, we succeeded to the business of VirtualScopics and have continued this business since that time.

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

Revenue over the past six years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and sexual dysfunction areas. We expect that the concentration of our revenue will continue in these services and in those areas in 2008. Revenues are recognized as the MRI and CT images that we process are quantified and delivered to our customers and/or the services are performed.

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

In September 2007, we completed a private placement of 4,350 shares of our series B convertible preferred stock, and warrants to purchase our common stock, for an aggregate purchase price of $4,350,000.

Results of Operations

Results of Operations for Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

We had revenues of approximately $5.6 million for the year ended December 31, 2007. During 2007 we performed work for 28 customers, representing 63 different projects, in connection with their pharmaceutical drug trials primarily in the fields of oncology and musculoskeletal diseases (osteoarthritis and rheumatoid arthritis) along with various other projects. During 2007, 28% of revenues were derived from projects with our largest customer, Pfizer, as compared to 35% in 2006. Our next two largest customers in 2007, were the United States Department of Defense Naval Research Laboratories (“NRL”) related to our work in oblique hyperspectral imaging and Abbott Laboratories. As of December 31, 2007, we had active projects with 10 of the top 15 pharmaceutical companies. The majority of the pharmaceutical projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. In 2008, we expect that a majority of our work on pharmaceutical trial projects will continue to be focused in Phase I and II, but also expand to later stage Phase III trials. During 2007, we generated approximately $3.2 million in revenues for our customers in Phase I, II, and III, this compares to approximately $2.4 million in 2006, a 33% increase.

Our revenues for the year ended December 31, 2006 totaled approximately $4.7 million. The increase in 2007 compared to 2006 is attributable to broadening our customer base throughout 2007, along with our work with the NRL.

Gross Profit

We had a gross profit of $1,967,000 for the year ended December 31, 2007 compared to $2,099,000 for the comparable period in 2006. Our gross profit declined year over year due to lower margins on work performed for the NRL, which is a cost plus arrangement with the Department of Defense with inherently lower margins, as well as an investment in our operational infrastructure in 2007 to support later stage clinical trials. Later stage trials typically have more sites to manage due to the size of the study, as a result, we increased our staff within our site operations to build and manage effective processes in order train and harmonize our customers’ clinical trial sites across the globe. We do not anticipate significant investments to be made within our operational infrastructure in 2008.

Research and Development

Research and development costs increased in 2007 by $330,000, or 30%, to $1,440,000, when compared to 2006. The increase was largely attributed to the allocation of more work for research employees in 2007 to internal projects from customer research projects over 2006. If a project is a funded customer project, the research employee working on the project will charge their time to service costs. If the project is internal, not customer funded, the researchers’ time/cost allocation is included in research and development.

As mentioned above, during 2007 a larger percentage of our projects were in later stage clinical trials (as opposed to research/pre-clinical studies) thereby not requiring the time of the research group. As of December 31, 2007, we have realigned our research group to better reflect the market demand for our services. We believe that these efforts will reduce our spending in 2008 without impacting our research and development activities or the level of service to our customers. As of December 31, 2007, there were 9 employees in our research and development group, this includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs increased in 2007 by $7,000, to $749,000, when compared to 2006. The increase was a result of hiring of a new salesperson at the end of 2006 and also at the end of 2007. In September 2007, we completed a $4.35 million private placement of our newly issued series B preferred stock, a portion of the proceeds of which we plan to invest in sales and marketing. Due to the shift in the composition of our revenues and demand for our services, we will invest in re-marketing our services in order to more broadly communicate to the industry our full range of services. As a result, we anticipate that spending in 2008 for sales and marketing will increase as we broaden and re-brand, as necessary, our services. As of the date of this report, there were four individuals in our sales department as compared to two at the end of 2006.

General and Administrative

General and administrative expenses for the year ended December 31, 2007 were $3,754,000, an increase of $116,000 or 3%, when compared to 2006. The increase is mainly due to the timing of the vesting of outstanding stock options. Our stock option compensation expense increased $84,000 from 2006 to 2007, excluding this expense, general and administrative costs remained constant year over year. We do not anticipate an increased level of spending in general and administrative costs in 2008.

Depreciation and Amortization

Depreciation and amortization charges increased in the year ended December 31, 2007 by $18,000 or 4%, to $486,000, when compared to 2006. This increase is attributed mainly to the rise in depreciation charges resulting from the purchase of new hardware and software to support the Company’s delivery of services to its customers. We intend to continue to invest in our IT infrastructure in order to meet the demands of our customers.

Interest (Expense)/Income, net

Interest income for the year ended December 31, 2007 was $154,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $178,000 in 2006. The decrease in interest income was due to lower rates of return earned on our investment accounts as well as lower average cash balances during 2006. Other expense for the years ended December 31, 2007 and 2006 was $13,000 and $24,000, respectively. This decrease in interest expense was due to quarterly payments on loans from certain VirtualScopics stockholders. The loans have been fully paid as of December 31, 2007.

Net Loss

Our net loss for the year ended December 31, 2007 was $4,322,000 compared to a net loss of $3,704,000 for the year ended December 31, 2006. The increase in our net loss over the prior period was primarily related to further investments in our operational infrastructure and higher research and development costs, as outlined above.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the series B convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. The series B convertible preferred stock was fully convertible beginning on November 23, 2007 and the value of the beneficial conversion feature was recorded as a deemed dividend. As a result, the net loss attributable to common stockholders for the year ended December 31, 2007 was $5,801,980, including preferred stock cash dividends of $99,433.

Liquidity and Capital Resources

Our working capital as of December 31, 2007 and 2006 was approximately $4,239,000 and $3,282,000, respectively. The increase in working capital was a result of the $4.35 million private placement of newly issued series B preferred stock in September 2007. The private placement resulted in net proceeds to the company of approximately $3.9 million. Offsetting the capital infusion were investments made in our operational infrastructure to support later stage clinical trials as well as investments in research and development and information technology purchases and patent costs.

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000. At the time of the closing, the Company was required to restrict cash equal to ten percent of the stated value of the Series B convertible preferred stock that are outstanding, or $435,000, for the payment of dividends plus $200,000 for the payment of investor relation services over the next two years. As of December 31, 2007, the Company had $498,799 in cash restricted for dividend payments and investor relations services.

We entered into the financing for a variety of reasons. Our management reviewed our short-term and long-term capital requirements, including projected costs, and determined that additional capital was necessary for us to continue improving the efficiency and effectiveness of our image processing services in connection with pharmaceutical drug trials and expand the marketing of those services. After evaluation of several alternatives, our management determined that this financing was the best available alternative and provided the necessary capital to pursue our short-term and long-term goals.

Net cash used in operating activities totaled $2,814,000 in 2007 compared to $1,842,000 in 2006. This increase was primarily the result of the timing of our receivables, accrued payable and advance billings from customers, which is reflected in deferred revenue. As we perform the services to our customers, revenue is recognized and offset against deferred revenue.

We invested $343,000 in the purchase of equipment and the acquisition of patents in 2007, compared to $588,000 for the investment of these items in 2006. This decrease largely represents a decrease in information technology costs in 2007 compared to the prior year. In 2006, the company invested approximately $125,000 in a scalable electronic data storage system to enable sufficient storage space for our image data handling and processing. No similar purchase was required in 2007. We do not foresee any significant expenditures for IT related systems in 2008. During 2007, we incurred $138,000 in patent costs associated with filing costs associated with our intellectual property, as compared to $178,000 in 2006.

Net cash provided by our financing activities in 2007 was $3,211,000, compared to net cash used by our financing activities of $76,000 in 2005. This increase was due to the private placement of our series B convertible preferred stock issued in September 2007, as described above.

We plan to continue to utilize the net proceeds from the private placement to invest in our sales and marketing efforts which will include a marketing redesign to help better position the Company in the market, as well as continued support of our operations.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 which we expect to have an effect on our liquidity and cash flow in future periods. (See Item 2: Description of Property for a full description of our lease obligations which includes a portion of the lease to be paid in our common stock.)

	Payments Due by Period
		Less than
	Total	1 Year	1-5 Years
Operating Leases	$766,104	$163,944	$602,160

The Company entered into a Services and Co-Marketing Agreement dated March 1, 2004, in which it agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to approximately 7% of the gross revenues it derived from certain services each year throughout the term of the agreement. The Company was obligated to make minimum payments to Chondrometrics for the first three years of the agreement. Payments made to Chondrometrics in 2007 and 2006 amounted to $37,000 and $60,000, respectively. There is no minimum payment required in 2008. The agreement terminates on December 31, 2008 unless terminated earlier.

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

Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2007.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the year ended December 31, 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the fiscal year 2007 and the unvested portion of previous stock option grants which vested during the fiscal year 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. FAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of FAS 160 would have an impact on the presentation and disclosure of the non-controlling interest of any wholly-owned businesses acquired in the future.

Risk Factors

You should carefully consider the following risk factors before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of operating losses and uncertain future profitability.

VirtualScopics has incurred significant losses from operating activities since it began operations over the last seven years. We also may face risks and difficulties in our business of uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

Because the image-based biomarker technologies industry is new and evolving, its future growth or ultimate size is difficult to predict. Our business will not grow if the use of image-based biomarkers does not continue to grow.

We are a provider of image-based biomarker solutions to the pharmaceutical industry. Our technology is in the early stages of market acceptance of products and related services and may be subject to rapid and significant technological change. Because of the new and evolving nature of technologies comprising image-based biomarker solutions and services, it is difficult to predict the size of the image-based biomarker market, the rate at which the market for our services will grow or be accepted, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our services fails to develop or grows more slowly than anticipated, we would be significantly and materially adversely affected.

If our products and services do not achieve market acceptance, we may not achieve future growth.

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve future growth which would have a detrimental effect on our business. Our ability to generate revenues is highly dependent on building and maintaining relationships with leading pharmaceutical and biotechnology companies. No assurance can be given that a sufficient number of such companies will demand our services or other image-based biomarker services, thereby expanding the overall market for image-based biomarker services and enabling us to increase our revenue to the extent expected. In addition, the rate of the market’s acceptance of MRI and CT image-based biomarkers cannot be predicted. Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

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

We hold United States patents which begin to expire in November 2018 through 2025. We have a number of foreign filings pending, or issued, which cover the technology that is the subject of our United States patents. We also have a number of pending United States patent applications with corresponding foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. In addition, our contractual relationships, including our strategic alliance with Pfizer, gives proprietary rights, including ownership rights, in proprietary technology to parties other than us. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If others’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents. If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

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

To date, our sales have been to those uses not requiring FDA clearance or approval. To significantly expand our business, we would need to obtain FDA clearance or approval before marketing our products into patient diagnostics. There can be no assurance that such clearance or approval would be granted or that it would be granted in a timely manner. To effectively market our products to physicians as a diagnostic and treatment aid, we would also need to obtain appropriate coverage and favorable reimbursement from third-party payors, such as Medicare. There can be no assurance that appropriate coverage would be granted or that reimbursement levels or conditions of coverage would be adequate to ensure acceptance among physicians.

We may in the future experience competition from academic sites and imaging CROs.

Competition in the development of image-based biomarker technologies may become more widespread. Competitors range from university-based research and development projects to development stage companies and major domestic and international companies. Many of these entities have financial, technical, marketing, sales, distribution and other resources significantly greater than ours. There can be no assurance that we can continue to develop our biomaker technologies or that present or future competitors will not develop technologies that render our image-based biomaker technology obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

The trading price of our stock may be adversely affected if we are not able to expand.

We intend to use the net proceeds we received in our 2007 private placement to broaden our market penetration of our technology within the industry. If our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of the net proceeds to fund general operating expenses and/or reduce costs within the organization. This will depend on a number of factors, including, but not limited to:

•	our ability to successfully market our products;
•	the growth and size of the image-based biomarker technology industry;
•	the market acceptance of our products and services; and
•	our ability to manage and sustain the growth of our business.

If we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital, or the acquisition of capital on less favorable terms, would have a material adverse effect on our business. If we issue additional equity securities in the future, you could experience dilution or a reduction in priority of your securities.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; product liability claims or other litigation; and general market conditions and other factors, including factors unrelated to our own operating performance.

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

Our common stock has traded at prices below $1.00 and is subject to delisting by NASDAQ.

In February 2008, we received a written notice from the Nasdaq Stock Market indicating that our common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market. In accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until August 6, 2008 to regain compliance by maintaining a bid price of our common stock at close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. There can be no assurance that we will be able to do so, or, maintain compliance with this or other listing requirements. If our common stock is delisted from NASDAQ, trading in our common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in our common stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all.

A significant number of the shares of our common stock are eligible for sale, and their sale could depress the market price of the our common stock.

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales, could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of February 29, 2008, we had 23,246,423 shares of common stock outstanding. These shares are eligible for resale in the public market either immediately or subject to applicable volume, manner of sale, holding period and other limitations of Rule 144, except for approximately 16,050,914 shares which are subject to additional restrictions under lock-up agreements from our November 2005 private placement. These lock-up agreements provide for periodic releases of shares through October 2009. In addition to these outstanding shares of common stock, the series B convertible preferred stock and the warrants to purchase common stock issued in our 2007 private placement are initially convertible into 5,846,814 shares of our common stock and registered for resale under a registration statement on Form S-3. There are also 4,951,259 shares of our common stock issuable upon conversion of our series A convertible preferred stock and warrants sold in our November 2005 private placement, eligible for resale under Rule 144. Additionally, we have filed a registration statement on Form S-8 to register the sale of 2,500,000 shares issued pursuant to our 2006 Long-Term Incentive Plan. Finally, we have approximately 2.5 million shares of common stock underlying options issued under our 2001, 2005 and 2006 Long-Term Incentive Plans that may be eligible for resale in the public market pursuant to an exemption under Rule 701 of the Securities Act. Sales of our common stock in the public market may have a depressive effect on the market for the shares of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders (greater than 5%) and their affiliates control approximately 44.6% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends on our common stock in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and meet dividend obligations on our series B convertible preferred stock. In addition, the terms of our series B preferred stock limit our ability to pay dividends to the holders of our common stock. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7: Financial Statements

The financial statements required hereby are located on pages F-1 through F-22 of this report.

ITEM 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A(T): Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B: Other Information

Not applicable.
PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

March 18, 2008	VirtualScopics, Inc. (Registrant)
/s/ Jeffrey Markin
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Markin and Molly Henderson, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 18, 2008	/s/ Jeffrey Markin	President and Chief Executive Officer
	(Jeffrey Markin)	(Principal Executive Officer)

March 18, 2008	/s/ Molly Henderson	Vice President - Finance and
	(Molly Henderson)	Chief Financial Officer
(Principal Financial and Accounting Officer)

March 18, 2008	/s/ Robert Klimasewski	Chairman of the Board of Directors
(Robert Klimasewski)
March 18, 2008	/s/ Norman Mintz	Director
(Norman Mintz)
March 18, 2008	/s/ Colby Chandler	Director
(Colby Chandler)

March 18, 2008	/s/ Charles Phelps	Director
(Charles Phelps)

March 18, 2008	/s/ Sidney Knafel	Director
(Sidney Knafel)

March 18, 2008	/s/ Saara Totterman	Director
(Saara Totterman)

March 18, 2008	/s/ Terence Walts	Director
(Terence Walts)

Exhibit Index

2.1
Securities Exchange Agreement, dated November 4, 2005 among ConsultAmerica, Inc., VirtualScopics, LLC and the controlling members of VirtualScopics, LLC (Incorporated herein by reference to Exhibit 2.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)). (Schedules and exhibits have been omitted pursuant to Regulation S-B Item 601(b)(2) and will be made available to the Commission upon request).

2.2
Securities Purchase Agreement dated September 12, 2007 by and among the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers attached thereto (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)). (Schedules and exhibits have been omitted pursuant to Regulation S-B Item 601(b)(2) and will be made available to the Commission upon request).

3.1
Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.2
Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989 (Incorporated herein by reference to Exhibit 3.1a of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.3
Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004 (Incorporated herein by reference to Exhibit 3.1b of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.4
Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (Incorporated herein by reference to Exhibit 3.1c of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.5
Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005 (Incorporated by reference to Exhibit 3.5 the VirtualScopics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333-120253)).

3.6
Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.7
Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.8
Certificate of Designation of Rights and Preferences of the Series B Preferred Stock of VirtualScopics, Inc. dated September 12, 2007 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

3.9
Certificate of Amendment to Certificate of Designation of Rights and Preferences of the Series B Preferred Stock of VirtualScopics, Inc. dated November 27, 2007 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2007 (File No. 000-52018)).

3.10
Amended and Restated Bylaws of VirtualScopics, Inc. dated August 28, 2007 (Incorporated herein by reference to Exhibit 3.9 to the VirtualScopics, Inc.’s Registration Statement of Form S-3 filed with the Securities Exchange Commission on October 11, 2007 (File No. 333-146635)).

4.1
Form of VirtualScopics, Inc. Four-Year Warrant to Purchase Common Stock at $4.00 per share (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

4.2
Form of VirtualScopics, Inc. Four-Year Warrant to Purchase Common Stock at $2.50 per share (Incorporated herein by reference to Exhibit 4.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

4.3
Registration Rights Agreement Dated September 12, 2007 between the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers thereto (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

4.4
Form of Warrant to Purchase Common Stock of VirtualScopics (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

10.1
VirtualScopics, Inc. 2005 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).*

10.2
Form of Lock-Up Agreement between VirtualScopics, LLC and certain of its former members (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.3
Form of Lock-Up Agreement between VirtualScopics, LLC and its employees, director and certain of its former members (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.4
Clinical Imaging Development and Services Agreement dated July 26, 2005 by and between VirtualScopics, LLC and Pfizer, Inc. (Incorporated herein by reference to Exhibit 10.6 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.5
Amendment to Clinical Imaging Development and Services Agreement dated October 5, 2006 by and between VirtualScopics, Inc. and Pfizer, Inc. (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 000-52018)).

10.6
Sale of Intellectual Property Agreement dated April 5, 2002 by and between VirtualScopics, LLC and the University of Rochester, as amended by Amendment No. 1 dated May 24, 2002 (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.7
Equipment Purchase Agreement dated December, 2003 by and between VirtualScopics, LLC and the University of Rochester Medical Center. (Incorporated herein by reference to Exhibit 10.9 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.8
Determination of Intellectual Property Rights Agreement dated July 1, 2002 by and between VirtualScopics, LLC and the University of Rochester (Incorporated herein by reference to Exhibit 10.10 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.9
Services and Co-Marketing Agreement dated March 1, 2004 by and between VirtualScopics, LLC and Chondrometrics GmbH (Incorporated herein by reference to Exhibit 10.12 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

10.10
Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.11
Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.12
Employment Agreement with Jeffrey Markin dated April 11, 2006 (Incorporated herein by reference to Exhibit 10.20 to the VirtualScopics, Inc. Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on July 13, 2006 (File No. 333-133747)).*

10.13
VirtualScopics, Inc. 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 26, 2007)

10.14
2007 Bonus Plan (Incorporated herein by reference to Exhibit 10.21 of the VirtualScopics, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (File No. 000-52018)).*

10.15
Independent Director Compensation Plan (Incorporated herein by reference to Exhibit 10.22 of the VirtualScopics, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (File No. 000-52018))*

10.16
Indemnification Agreement by and among VirtualScopics, Inc. and Norman Mintz, dated as of August 1, 2007. (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.17
Escrow Agreement by and between VirtualScopics, Inc. and each buyer identified on Schedule of Buyers attached thereto and Woods Oviatt Gilman LLP, dated September 12, 2007, with the Amendment and Waiver, dated September 13, 2007. (Incorporated herein by reference to Exhibit 10.5 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

10.18
Standstill Agreement by and between VirtualScopics, Inc. Jeffrey Markin, dated September 12, 2007. (Incorporated herein by reference to Exhibit 10.4 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).*

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum & Kliegman, LLP
24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
VirtualScopics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
March 17, 2008

VirtualScopics, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2007

Assets

Current assets
Cash and cash equivalents	$3,955,835
Restricted cash	455,583
Accounts receivable	648,300
Prepaid expenses and other assets	306,301
Total current assets	5,366,019
Restricted cash	43,216
Patents, net	1,948,785
Property and equipment, net	542,679
Other assets	280,317
Total assets	$8,181,016

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$626,693
Accrued payroll	221,013
Unearned revenue	279,275
Total current liabilities	1,126,981

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; 4,001 issued and outstanding; liquidation preference $1,000 per share	4
6,000 shares designated Series B; 4,230 issued and outstanding; liquidation preference $1,000 per share	4
Common stock, $0.001 par value; 85,000,000 shares authorized; 23,225,664 shares issued and outstanding	23,226
Additional paid-in capital	15,616,124
Accumulated deficit	(8,585,323)
Total stockholders’ equity	7,054,035
Total liabilities and stockholders’ equity	$8,181,016

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006

Revenue	$5,647,049	$4,739,538
Cost of services	3,680,409	2,640,098
Gross profit	1,966,640	2,099,440
Operating expenses
Research and development	1,440,312	1,110,761
Sales and marketing	749,329	742,176
General and administrative	3,753,552	3,637,119
Depreciation and amortization	485,520	468,384
Total operating expenses	6,428,713	5,958,440
Operating loss	(4,462,073)	(3,859,000)
Other income (expense)
Interest income	153,968	178,344
Other expense	(13,279)	(23,525)
Total other income	140,689	154,819
Net loss	(4,321,384)	(3,704,181)

Preferred stock deemed dividend	1,381,163	-
Preferred stock cash dividend	99,433	-
Net loss attributable to common stockholders	$(5,801,980)	$(3,704,181)

Basic and diluted net loss per common share	$(0.25)	$(0.17)

Weighted average number of common shares outstanding basic and diluted	23,058,820	22,295,652

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances at January 1, 2006	7,000	$7	-	-	21,889,075	$21,889	$9,085,366	$(559,758)	$8,547,504

Conversion of Series A Preferred to Common Stock	(2,654)	(3)	-	-	1,061,600	1,062	(1,059)	-	-
Exercise of Warrants	-	-	-	-	12,151	12	(12)	-	-
Amortization of stock option costs	-	-	-	-	-	-	1,327,563	-	1,327,563
Stock options issued to non-employees for services	-	-	-	-	-	-	9,035	-	9,035
Net loss								(3,704,181)	(3,704,181)
Balances at December 31, 2006	4,346	$4	-	-	22,962,826	$22,963	$10,420,893	$(4,263,939)	$6,179,921

Conversion of Series A Preferred to Common Stock	(345)	-	-	-	138,195	138	(138)	-	-
Conversion of Series B Preferred to Common Stock	-	-	(120)	-	99,643	100	(100)	-	-
Exercise of Employee Stock Options	-	-	-	-	25,000	25	18,350	-	18,375
Amortization of stock option costs	-	-	-	-	-	-	1,403,129	-	1,403,129
Stock options issued to non-employees for services	-	-	-	-	-	-	1,818	-	1,818
Series B preferred stock issued in private placement, net of issuance costs of $478,391	-	-	4,350	4	-	-	3,871,605	-	3,871,609
Series B preferred stock cash dividends based on 8% annual rate	-	-	-	-	-	-	(99,433)	-	(99,433)
Net loss								(4,321,384)	$(4,321,384)
Balances at December 31, 2007	4,001	$4	4,230	$4	23,225,664	$23,226	$15,616,124	$(8,585,323)	$7,054,035

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	2007	2006

Cash flows from operating activities
Net loss	$(4,321,384)	$(3,704,181)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	485,520	468,384
Stock-based compensation expense	1,484,884	1,399,813
Issuance of equity instruments to non-employees for services	1,818	9,035
Changes in operating assets and liabilities
Accounts receivable	13,719	(164,246)
Prepaid expenses and other assets	(83,109)	134,876
Unearned revenue	(235,744)	(52,249)
Accounts payable and accrued expenses	107,457	(112,444)
Accrued payroll	(267,052)	178,926
Total adjustments	1,507,493	1,862,095
Net cash used in operating activities	(2,813,891)	(1,842,086)

Cash flows from investing activities
Purchase of equipment	(204,791)	(410,187)
Acquisition of patents	(137,942)	(178,202)
Net cash used in investing activities	(342,733)	(588,389)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants, net of issuance costs of $478,391	3,871,609	-
Proceeds from the exercise of stock options	18,375	-
Restricted cash	(498,799)	-
Cash dividends on series B preferred stock	(99,433)	-
Repayments of notes payable - related parties	(80,446)	(75,982)
Net cash provided by (used in) financing activities	3,211,306	(75,982)
Net increase (decrease) in cash and cash equivalents	54,682	(2,506,457)
Cash and cash equivalents
Beginning of year	3,901,153	6,407,610
End of year	3,955,835	$3,901,153

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,912	$7,376

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

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VirtualScopics, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2007, the Company had cash balances in financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.

Accounts Receivable
Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances, if any.

Right to Use Equipment
In April 2004, the Company obtained the right to use a Magnetic Resonance Imaging (“MRI”) machine owned by the University of Rochester for a period of seven years (Note 10). The Company has recorded the value of the right as an other asset in the accompanying consolidated balance sheet and is amortizing the asset based on usage over the life of the agreement.

For the years ended December 31, 2007 and 2006, the total amount charged to amortization on this asset which is included in the accompanying consolidated statements of operations was $140,159 and $185,294, respectively. As of December 31, 2007 and 2006, the unamortized balance of this asset is $403,846 and $544,005, respectively, of which $123,529 and $140,159 are classified as current assets, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Patents
Costs incurred to acquire and file for patents, including legal costs, are capitalized as long-lived assets and amortized on a straight-line basis over the lower of the estimated useful life or legal life of the patent, which is 20 years.

Impairment of Long-Lived Assets
In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If the evaluation indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated market value. The Company evaluated the carrying amount of its long-lived assets as of December 31, 2007 and determined that the long-lived assets are not impaired.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. When retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recognized and included in income. Repairs and maintenance costs are expensed as incurred.

Depreciation is computed using the straight-line method over the following useful lives:

Years
Office/computer equipment	3-5
Furniture and fixtures	5-7
Software	3

Leasehold improvements, which are included in property and equipment, are recorded at cost less accumulated depreciation. Depreciation on leasehold improvements is computed using the straight-line method over the shorter of their estimated useful lives or the lease term, whichever is shorter.

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

Income Taxes
In accordance with Statement of Financial Accounting Standards No.109 “Accounting for Income Taxes,” we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary.

Research and Development
Research and development expense relates to the development of new products and processes including significant improvements to existing products. These costs are expensed as incurred.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivables, accounts payable and accrued expenses, accrued payroll, and unearned revenue approximate fair value due to the short-term maturities of these instruments.

Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the years ended December 31, 2007 and 2006, the Company’s consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $1,484,884 and $1,399,813, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Stock-Based Compensation, continued

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three- or four-year period. The fair value of stock options granted is determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the years ended December 31, 2007 and 2006 using the Black-Scholes option-pricing model:

To estimate compensation expense which would be recognized under SFAS No. 123R, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2007	2006
Risk free interest rate	4.35%	4.80%
Expected term (years)	9.06	8.90
Expected volatility	92.7%	90.5%
Expected dividend yield	-	-

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

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

Loss Per Share
Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of December 31,:

	2007	2006
Series A convertible preferred stock	3,321,857	1,738,400
Series B convertible preferred stock	3,512,414	-
Warrants to purchase common stock	4,396,656	2,161,892
Options to purchase common stock	3,932,421	3,269,545

Total	15,163,348	7,169,837

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  Where applicable, this statement simplifies and codifies related guidance with accounting principles generally accepted in the United States of America.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those years.  The Company’s adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 2 - Summary of Significant Accounting Policies, continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. FAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of FAS 160 would have an impact on the presentation and disclosure of the non-controlling interest of any wholly-owned businesses acquired in the future.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2007:

Office/computer equipment	$856,066
Furniture and fixtures	106,222
Software	147,650
Leasehold improvements	86,719
1,196,657
Less: accumulated depreciation	(653,978)
$542,679

Depreciation expense amounted to $222,144 and $169,279 for the years ended December 31, 2007 and 2006, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 4 - Notes Payable

During 2002, the Company entered into note agreements with four of its founders for total cash proceeds of $360,000. The notes were payable in quarterly installments of principal and interest. The notes interest rate was 5.75% per annum and were fully paid as of December 31, 2007.

Interest expense amounted to $2,912 and $7,376 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. This amount was capitalized and is included in the costs of the patents and was charged as an increase to additional paid-in capital. In addition, the Company capitalized $137,942 of legal expenses and filing fees associated with these acquired and other subsequently filed patents during the year ended December 31, 2007.

Accumulated amortization on the patents amounted to $576,716 as of December 31, 2007. Amortization expense for the years ended December 31, 2007 and 2006 amounted to $123,217 and $113,811, respectively. The estimated amortization expense on the patents for the next five years and thereafter is as follows:

For the Years Ending
December 31,	Amount
2008	$126,275
2009	126,275
2010	126,275
2011	126,275
2012	126,275
Thereafter	1,317,410
Total	$1,948,785

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 6 - Commitments and Contingencies

Operating Leases
The Company leases approximately 19,500 square feet of office space at its corporate headquarters in Rochester, New York. The annual Base Rent under the lease is $360,000, and increases 3% annually and expires in July 2012. The Base Rent is paid in two portions: the cash portion of $156,000 annually, paid in equal monthly installments, increasing 3% annually, and the stock portion is $204,000 annually, paid in equal monthly installments, increasing 3% annually. The stock portion is payable in common stock, par value $.001 per share. At the option of either the landlord or the Company, upon 90 days written notice to the other party, the option of paying a portion of an installment of Base Rent in stock may be rescinded and such party may elect to pay or receive, as applicable, such installment, or all future installment payments in cash only. In the event that the Company elects to rescind the Stock Portion of Base Rent, then the rate per square foot shall be $18.00, increasing 3% annually. In the event that Landlord elects to rescind the Stock Portion of Base Rent, then the rate per square foot shall be (i) $16.00 if said election is made during the first 24 months of the Term, (ii) $17.00 if said election is made after the 24th month but before the 36th month, and (iii) $18.00 if said election is made after the 36th month. Notwithstanding the foregoing, the conversion to cash only rental shall not require 90 days prior written notice if the stock ceases to be publicly traded; in such event, the conversion shall begin with the next monthly installment of Base Rent due and shall be based upon the rate of $18.00 per square foot increasing 3% annually. As of December 31, 2007, the Company had accrued $102,000 relating to the liability associated with the portion of the rent due in shares of the Company’s common stock and is included within accounts payable and accrued expenses. Neither party has rescinded election to pay in stock.

In October 2007, the Company entered into a lease agreement for certain equipment. The lease is for 36 months and will expire in November 2010.

Total rent expense for the years ended December 31, 2007 and 2006 was $277,999 and $90,026, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2008	$371,004
2009	381,966
2010	392,322
2011	399,282
2012	202,591
Total	1,747,166

Services and Co-Marketing Agreement
The Company entered into a Consulting Services and Co-Marketing Agreement dated March 1, 2004, in which it agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to approximately 7% of the gross revenues it derived from certain services each year throughout the term of the agreement. The Company was obligated to make minimum payments to Chondrometrics for the first three years of the agreement. Payments made to Chondrometrics in 2007 and 2006 amounted to approximately $37,000 and $60,000, respectively. There is no minimum payment required in 2008. The Consulting Services agreement expired on December 31, 2006 whereas the Co-Marketing Agreement terminates on December 31, 2008 unless terminated earlier by either party for cause as described in the agreement.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 6 - Commitments and Contingencies, continued

Litigation
In the summer of 2005, the former President and Chief Executive Officer of VirtualScopics, LLC, Dr. Stuart Shapiro, made a demand for severance payments under an employment agreement with the Company alleged by him to be due in connection with his termination. He commenced an arbitration proceeding in May 2006. In April 2007, the Company agreed to terms of a settlement with Dr. Shapiro to include a cash payment of $75,000 payable within six months plus options to purchase 115,000 shares of the Company’s common stock. The Company’s results of operations reflect stock-based compensation expense of approximately $127,000 for these stock options. The value of the options was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.65%, expected term of six years, expected volatility of 95.4%, zero expected dividend yield, and stock price equal to the exercise price of $1.40. As of December 31, 2007, the Company has made the cash payment of $75,000 and fulfilled its obligations under the settlement agreement.

NOTE 7 - Equity Transactions

Warrants
Warrants to purchase common stock have been issued to various individuals at exercise prices ranging from $0.01 to $2.50 per common unit in connection with the acquisition of patents and private placements, see below.

Common Stock
The Company has authorized 85,000,000 shares of common stock, par value $0.001. As of December 31, 2007, the Company had reserved 2,327,937 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, another 350,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 2,500,000 shares for its 2006 long-term incentive plan to be ratified by the stockholders.

Preferred Stock
The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 6,000 are designated as Series B Convertible Preferred Stock (“Series B Preferred”) as specified in the Certificate of Designation (the “Certificate”).

On November 4, 2005, November 23, 2005 and December 2, 2005, the Company completed a private placement totaling 7,000 units at a purchase price of $1,000 per unit. Each unit consisted of one share of Series A Preferred, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $4.00 per share. Gross proceeds from the private placement amounted to $7,000,000 and net proceeds amounted to approximately $6,000,000. As a result of the subsequent private placement, in September 2007 (see below), a Series A Preferred is now convertible into 830.36 shares of the Company’s common stock and the detachable warrant to purchase 200 shares of common stock now has an exercise price of $1.92 per share.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

The Company filed a shelf registration statement with the SEC covering the resale of all shares of common stock underlying the Series A Preferred Stock and warrants issued in connection with the private placement on May 2, 2006. The registration statement was declared effective by the SEC on July 14, 2006 and subsequently deregistered on August 20, 2007 as per the agreement with the investors.

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000. At the time of the closing, the Company was required to restrict cash equal to ten percent of the stated value of the Series B convertible preferred stock that are outstanding, or $435,000, for the payment of dividends plus $200,000 for the payment of investor relation services over the next two years. As of December 31, 2007, the Company had $498,799 in cash restricted for dividend payments and investor relations services.

Each share of the Series B convertible preferred stock is initially convertible, at the holder’s election, into approximately 830.36 shares of common stock and has a liquidation preference that is pari passu with the Company’s Series A convertible preferred stock and senior to the Company’s common stock. Cumulative dividends on the Series B convertible preferred stock accrue on the initial stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock, at the option of the Company. As of December 31, 2007, cash dividend payments amounted to $99,433 and there were no accrued but unpaid dividends to Series B convertible preferred stockholders.

The warrants have a seven-year term and are initially exercisable into 2,167,232 shares of common stock. The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. Half of the warrants have an initial exercise price equal to $1.2043 per share and the other half have an initial exercise price of $1.3849 per share. The Company also issued warrants to the financial advisor in the transaction, Canaccord Adams, Inc., to purchase 67,530 shares of common stock, which was recorded at fair value of approximately $57,000 and was recognized as additional paid in capital. The value of the warrants was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 4.21%, contractual term of seven years, expected volatility of 69.90%, 0% expected dividend yield, stock price of $1.23 per share, and exercise prices of $1.2043 and $1.3849 per share.

In accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” the Series A and B convertible preferred stock was classified as an equity instrument since all events requiring redemption are within the control of the Company, and therefore, would not result in the security being classified outside of permanent equity.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

The conversion feature of the Series A and B convertible preferred stock and warrants to purchase common stock were evaluated in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock,” and were determined to be equity instruments. The characteristics of the Series A and B warrants which allowed for equity treatment are as follows: (1) the contract permits the Company to settle in unregistered shares; (2) the Company has sufficient authorized and unissued shares available to settle the warrants after considering all other commitments that may require the issuance of stock during the maximum period of the warrant; (3) the warrant contains an explicit limit on the number of shares to be delivered in a share settlement; and, (4) there are no required cash payments to the counterparty in the event the Company fails to make timely filings with the SEC.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Series B convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. A deemed dividend of approximately $1,381,163 relating to the beneficial conversion feature was recognized in the Company’s results of operations for the period ended December 31, 2007.

Stock Options
The Company’s 2001 Long-Term Incentive Plan (“the 2001 Plan”) authorized the award of the option to purchase up to 1,673,948 shares of the Company’s common stock to directors, officers and employees of the Company. The 2001 Plan was approved by the Board of Directors in November 2002. In May 2003, the Board of Directors approved the authorization of an additional 761,760 shares into the Plan. In September 2004, the Board of Directors approved the authorization of an additional 952,200 shares into the Plan. In September 2005, the Board of Directors approved the Company’s 2005 Long-Term Incentive Plan. In 2006, the Board of Directors authorized an additional 2.5 million shares into the 2006 VirtualScopics, Inc. Long-Term Incentive Plan.

During the years ended December 31, 2007 and 2006, the Company granted options to purchase 735,460 and 619,450 common stock, respectively, to employees at exercise prices of $1.20, $1.40 and $1.88, which approximated the fair value on the respective grant dates. Shares granted after November 4, 2005 (the exchange transaction date) were made under the 2006 VirtualScopics, Inc., Long Term Incentive Plan. These options generally vest ratably during the first four years following their issuance and have a ten-year life.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

A summary of the option activity for the year ended December 31, 2006 and 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	2,892,166	$1.89
Granted	619,450	$3.97
Cancelled	(382,565)	$(2.51)
Options outstanding at December 31, 2006	3,129,051	$2.22
Granted	735,460	$1.49
Exercised	(25,000)	$(0.74)
Cancelled	(48,780)	$(3.62)
Options outstanding at December 31, 2007	3,790,731	$2.12	6.92	$128,155
Options exercisable at December 31, 2007	2,467,580	$1.90	5.88	$128,155

Additional information with respect to the outstanding options as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$ 0.74	693,240	3.63	0.74	693,240	0.74
$ 1.20 -$ 1.40	622,460	8.82	1.24	160,460	1.34
$ 1.88 - $1.90	255,330	4.67	1.90	242,330	1.90
$ 2.36 - 2.50	1,538,701	7.34	2.40	1,201,300	2.38
$ 3.03 - 6.70	681,000	8.40	3.81	170,250	3.81
	3,790,731	6.92	2.12	2,467,580	1.90

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 was $1,097,392 and $2,457,337, respectively. There were a total of 25,000 options exercised as of December 31, 2007, resulting in cash proceeds to the Company of $18,375.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 7 - Equity Transactions, continued

For the year ended December 31, 2007, the Company recorded a total of $1,484,884 in stock-based compensation expense, which is included in the general and administrative expenses in the consolidated financial statements.

A summary of the status of the non-vested shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2007	1,280,019	$3.12
Granted	735,460	1.49
Vested	(643,546)	(2.51)
Cancelled Grants	(48,780)	(3.62)
Non-vested at December 31, 2007	1,323,153

As of December 31, 2007, there was $2,195,376 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the year ended December 31, 2007 amounted to $1,616,389.

During the years ended December 31, 2007 and 2006, the Company issued 1,196 and 4,210 options under the 2006 Long-Term Incentive Plan to non-employee consultants valued at $1,818 and $9,035, respectively, for radiological services performed. These options to non-employees vest immediately, have exercise prices ranging from $1.12 to $6.35 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and is included in the Company’s statements of operations.

The total amount of stock options outstanding as of December 31, 2007 is:

Stock options granted to employees	3,790,731
Stock options granted to consultants	141,690
Total outstanding	3,932,421

Restricted Stock Awards
Under the provisions of the 2006 Long Term Incentive Plan, the Company may grant restricted stock to its employees, Board members and consultants. During 2006, the Board of Directors Compensation Committee approved an equity based compensation structure for the Board members under a plan to be created. As a result, the Company has reserved $154,005 related to restricted stock awards that will be given to certain Board members, on pre-determined dates, in lieu of cash for their services as Board members during 2006 and 2007. Once the Non-Employee Directors’ Compensation Plan has been ratified by the stockholders, these awards will be granted.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2001 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2007, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company encountered ownership changes which could significantly limit the possible utilization of such carryovers. The Company has not performed a detailed analysis to determine the effect of any such ownership changes on its ability to use these net operating loss and credit carryforwards. However, it is not anticipated that limitations, if any, would have a material impact on the consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of December 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 9 - Income Taxes, continued

The Company has net operating loss carryforwards (“NOLs”) of approximately $6,073,000 as of December 31, 2007 that will be available to offset future taxable income. The NOLs are due to expire in 2025 - 2027. The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

The total net deferred tax asset as of December 31, 2007 and 2006 consists of the following:

	2007	2006
Net operating loss carryforwards	$2,361,923	$1,200,860
Intangible assets	1,729,297	1,770,070
Accrued expenses	84,142	114,800
Stock-based compensation	1,098,484	609,175
Total deferred tax asset	5,273,846	3,694,905

Deferred tax liability:
Property and equipment	(35,167)	(44,044)
Subtotal	5,238,679	3,650,861

Less: valuation allowance	(5,238,679)	(3,650,861)
Total net deferred tax asset	$-	$-

The difference between the expected and actual income tax rates for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Expected tax rate	34.00%	34.00%
State and local income taxes, net of federal benefit	4.95%	4.95%
Effect of permanent differences	1.93%	.62%
	40.88%	39.57%
Less: valuation allowance	(40.88)%	(39.57)%
Total net deferred tax asset	0.00%	0.00%

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

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 10 - Related Parties, continued

In December 2002, the Company received an investment of $2,450,000 from GE Medical Systems. Upon receipt of the proceeds of this investment, the Company purchased an MRI machine from this investor for $2,300,000. During 2003, the equipment was sold to the University of Rochester, a related party, for $2,300,000. The Company retained the right to use the machine exclusively one day a week for the next seven years. The balance of $1,050,000 was applied as an advance payment for use of the equipment and is recorded as an other asset on the balance sheet as of December 31, 2007 and is being amortized based on usage over the life of the agreement. The equipment is being used by the Company for research and to broaden its ability to service its customers.

NOTE 11 - Major Customers

The Company derived 28% and 35% of its revenue from its largest customer, which is also a stockholder, for the years ended December 31, 2007 and 2006, respectively. The Company’s second and third largest customers accounted for 12% and 11% of the 2007 revenues.

NOTE 12 – Restricted Cash

As part of the private placement of Series B convertible preferred stock, the Company has reserved ten percent of the stated value of the Series B convertible preferred stock that are outstanding, or $435,000, for the payment of dividends. The Company also has reserved $200,000 for the payment of investor relation services over the next two years. Restricted cash as of December 31, 2007 amounted to $498,799 of which $43,216 is classified as a non-current asset.

NOTE 13 – Subsequent Event

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market. In accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until August 6, 2008 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. The Company’s intention is to maintain its listing on Nasdaq and is currently assessing its options to regain compliance.