Form 10-Q
period 2008-03-31
VirtualScopics, Inc.
filed 2008-05-06
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission File Number: 000-52018

VirtualScopics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

(585)249-6231

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2008, there were 23.332,389 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	3
	Notes to Condensed Consolidated Financial Statements	4-8
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
	ITEM 4T: Controls and Procedures	14

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	15
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	15
	ITEM 3: Defaults Upon Senior Securities	15
	ITEM 4: Submission of Matters to a Vote of Security Holders	15
	ITEM 5: Other Information	15
	ITEM 6: Exhibits	15-17

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,623,244	$3,955,835
Restricted cash	365,003	455,583
Accounts receivable	677,126	648,300
Prepaid expenses and other assets	369,341	306,301
Total current assets	5,034,714	5,366,019

Restricted cash	-	43,216
Patents, net	1,941,477	1,948,785
Property and equipment, net	503,632	542,679
Other assets	249,435	280,317
Total assets	$7,729,258	$8,181,016

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$751,880	$626,693
Accrued payroll	284,198	221,013
Unearned revenue	258,508	279,275
Total current liabilities	1,294,586	1,126,981

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized; 8,400 shares designated Series A; issued and outstanding, 3,976 shares at March 31, 2008 and 4,001 shares at December 31, 2007; liquidation preference $1,000 per share	4	4
6,000 shares designated Series B; issued and outstanding, 4,226 shares at March 31, 2008 and 4,230 shares at December 31, 2007 ; liquidation preference $1,000 per share	4	4
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 23,249,744 shares at March 31, 2008 and 23,225,664 shares at December 31, 2007	23,250	23,226
Additional paid-in capital	15,921,250	15,616,124
Accumulated deficit	(9,509,836)	(8,585,323)
Total stockholders' equity	6,434,672	7,054,035
Total liabilities and stockholders' equity	$7,729,258	$8,181,016

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$1,634,103	$1,278,405
Cost of services	1,029,984	800,519
Gross profit	604,119	477,886
Operating expenses
Research and development	251,829	406,955
Sales and marketing	288,874	212,116
General and administrative	897,504	1,010,221
Depreciation and amortization	117,567	117,712
Total operating expenses	1,555,774	1,747,004
Operating loss	(951,655)	(1,269,118)
Other income (expense)
Interest income	28,725	49,370
Other expense	(1,583)	(1,978)
Total other income	27,142	47,392
Net loss	(924,513)	$(1,221,726)

Series B preferred stock cash dividend	85,240	-
Net loss attributable to common stockholderss	$(1,009,753)	$(1,221,726)
Basic and diluted net loss per common share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding Basic and diluted	23,246,067	22,972,266

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(924,513)	$(1,221,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,567	117,712
Stock-based compensation expense	403,063	406,204
Issuance of equity instruments to non-employees for services	-	1,537
Accrual for future issuance of equity instruments for rent	51,000	-
Changes in operating assets and liabilities
Accounts receivable	(28,826)	(160,631)
Prepaid expenses and other assets	(63,041)	(94,281)
Accounts payable and accrued expenses	61,514	83,917
Accrued payroll	63,185	(115,708)
Unearned revenue	(20,767)	(159,589)
Total adjustments	583,695	79,161
Net cash used in operating activities	(340,818)	(1,142,565)

Cash flows from investing activities
Purchase of equipment	(15,934)	(39,594)
Acquisition of patents	(24,395)	(45,181)
Net cash used in investing activities	(40,329)	(84,775)

Cash flows from financing activities
Restricted cash	133,796	-
Cash dividends on Series B Preferred Stock	(85,240)	-
Repayments of notes payable - related parties	-	(19,683)
Net cash provided by (used in) financing activities	48,556	(19,683)
Net decrease in cash and cash equivalents	(332,591)	(1,247,023)

Cash and cash equivalents
Beginning of period	3,955,835	3,901,153
End of period	$3,623,244	$2,654,130

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$-	$1,156

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - Organization and Basis of Presentation

Nature of Business
The Company’s headquarters are located in Rochester, New York. The Company’s business evolved from research first carried out at the University of Rochester, a related party. As a result of this research, the Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve clinical research and development.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007. In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
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

Research and Development
Research and development expense relates to the development of new products and processes including improvements to existing products. These costs are expensed as incurred.

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS No. 161 and its impact on the consolidated financial statements has not yet been determined.

Adoption of Statement of Financial Accounting Standards No. 157 and 159
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No.157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies, continued

with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended March 31, 2008 and 2007, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $403,063 and $406,204, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2008 and 2007 using the Black-Scholes option-pricing model:

	March 31,
	2008	2007
Risk free interest rate	3.86%	4.71%
Expected term (years)	9.7	9.0
Expected volatility	89.6%	98.5%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - Stock-Based Compensation, continued

A summary of the option activity for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term

Options outstanding at January 1, 2008	3,790,731	2.12
Granted	945,932	1.01
Cancelled	(5,487)	(3.46)
Exercised	-	-
Options outstanding at March 31, 2008	4,731,176	1.70	7.24
Options exercisable at March 31, 2008	2,582,231	1.16	5.73

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $955,391 and $24,440, respectively. There have been no options exercised during the three months ended March 31, 2008.

NOTE 4 - Stockholders’ Equity

During the quarter ended March 31, 2008, approximately 25 shares of the Company’s series A convertible preferred stock and 4 shares of the Company’s series B convertible preferred stock were converted into 20,759 and 3,321 shares of the Company’s common stock, respectively.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of March 31:

	2008	2007
Series A convertible preferred stock	3,301,098	1,724,000
Series B convertible preferred stock	3,509,092	-
Warrants to purchase common stock	4,396,656	2,161,892
Options to purchase common stock	4,872,866	3,272,941

Total	16,079,712	7,158,833

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 - Income Taxes

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

Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. As of March 31, 2008, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes.

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

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of March 31, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 7 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 11%, 13% and 15% of its total revenue for the three months ended March 31, 2008 as compared to 6%, 19% and 32% for the three months ended March 31, 2007.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2008 and 2007, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

We are a provider of image-based biomarker solutions to the pharmaceutical, biotechnology and medical device industries. Our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of compounds that are likely to prove efficacious, as well as allow our customers to expedite compounds that are demonstrating response. This is done through:

•	improved precision in the measurement of existing biomarkers resulting in shorter observation periods, with beneficial cost savings within a clinical trial;

•	new biomarkers, which are better correlated with disease states, again reducing trial length and therefore costs; and

•	reduced processing time for image data analysis through automation.

In addition, our technology helps reduce aggregate clinical development costs through:

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

Revenues over the past seven years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. We expect that the concentration of our revenue will continue in these services and in these areas throughout 2008. Revenues are recognized as the images that we process are quantified and delivered to our customers.

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

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.

Results of Operations

Results of Operations for Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues

We had revenues of approximately $1,634,000 for the quarter ended March 31, 2008 compared to approximately $1,278,000 for the comparable period in 2007. The 28% increase in our revenues during the quarter was directly related to the increase in the demand for our services in the industry. During the quarter, we performed work for 26 customers, representing 57 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects. This compares to 19 customers and 47 projects during the same period in 2007. As of March 31, 2008, we had active projects with 11 of the top 15 pharmaceutical companies. During the first three months of 2008, 68% of the revenues were derived from Phase I, II and III studies compared to 49% during the comparable period in 2007. The shift of our business from working with customers on their research projects into later phase trials we believe, demonstrates the acceptance and value of our services in the industry. We anticipate the trend to later stage studies will continue throughout 2008.

Gross Profit

We had a gross profit of $604,000 for the first quarter of 2008 compared to $478,000 for the comparable period in 2007. Our gross profit margin remained constant at 37% in the first three months of 2008 compared to the same period in 2007 due to the increase in revenues as explained above. We anticipate the shift to Phase I/II studies will yield stronger economies of scale due to the inherent increase in the number of analyses performed.

Research and Development

Research and development costs decreased in the quarter ended March 31, 2008 by $155,000, or 38%, to $252,000, when compared to the quarter ended March 31, 2007. The decrease was largely attributed to the realignment of our resources at the end of 2007 to better reflect market demand. The realignment resulted in a reduction in our resources within biomarker research. We plan to continue to centralize the majority of our future research and development efforts around the development and commercialization of image-based biomarkers which have early indications of correlation to disease progression, with a focus in Oncology, Musculoskeletal, Cardiovascular and Central Nervous System disease areas. Additionally, we will continue efforts to refine our processes through the use of our software platform in order to gain efficiencies which we believe will enhance our operating margins, and standardize our processes to allow for diagnostic use. As of March 31, 2008, there were 10 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs increased in the quarter ended March 31, 2008 by $77,000, or 36%, to $289,000, when compared to the quarter ended March 31, 2007. The increase was a result of hiring of two new sales people during the past four months, as well as the initiation of marketing efforts during the quarter. We are in the process of re-branding our marketing materials in order to have a consistent and representative reflection of the services we provide and the value it generates for our customers. We anticipate the majority of this work will be completed during the second quarter of 2008. As of March 31, 2008, we had four individuals in our sales department.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2008 were $898,000, a decrease of $113,000 or 11%, when compared to the quarter ended March 31, 2007. The decrease was mainly due to the settling of a legal matter relating to our former chief executive officer, during the first quarter of 2007.

Depreciation and Amortization

Depreciation and amortization charges remained constant at $118,000 for the quarter ended March 31, 2008 when compared to the quarter ended March 31, 2007. This was a result of depreciation charges related to recent capital purchases being offset by a reduction in depreciation charges for assets that have been fully depreciated during the past quarter. We continue to invest in our IT infrastructure and as such we monitor our assets for obsolescence and will write off assets, if any, that are no longer in use.

Interest Income (Expense)

Interest income for the quarter ended March 31, 2008 was $29,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $49,000 in the quarter ended March 31, 2007. The decrease in interest income was a reflection of lower average rates of return on our savings accounts in the first quarter of 2008 compared to first quarter of 2007. Other expense for the quarters ended March 31, 2008 and 2007 was $1,600 and $2,000, respectively. This decrease in interest expense was due to the full payment of loans from certain VirtualScopics stockholders during 2007.

Net Loss

Net loss for the quarter ended March 31, 2008 was $925,000 compared to a net loss of $1,222,000 for the quarter ended March 31, 2007. The decrease in our net loss over the prior period was primarily related to the increase in our revenues and the realignment of our resources at the end of 2007 which reduced our operating expenses approximately 11% during the first quarter of 2008 as compared to 2007.

Liquidity and Capital Resources

Our working capital as of March 31, 2008 was approximately $3,740,000 as compared to $4,239,000 as of December 31, 2007. The decrease in working capital was the result of the planned use of our cash to support operations as well investments made within sales and marketing.

Net cash used in operating activities totaled $341,000 in the quarter ended March 31, 2008 compared to $1,143,000 in the comparable 2007 quarter. This decrease in cash usage was primarily the result of the resource realignment we initiated at the end of 2007. The realignment was necessary to better position our internal resources in the areas of the business which were demonstrated to produce the greatest value to, as well as generating the majority of the demand from, the industry.

We invested $40,000 in the purchase of equipment and the acquisition of patents in the first quarter of 2008, compared to $85,000 for the investment of these items in the first quarter of 2007. This decrease was attributable to an investment made in 2007 in our IT infrastructure. During 2007 we made significant investments in our IT storage system to support our operations, which enabled us to cost effectively and incrementally expand our IT systems to meet our customers’ needs.

Cash provided by our financing activities in the quarter ended March 31, 2008 was $49,000, compared to cash used of $20,000 in the quarter ended March 31, 2007, representing the release of restricted cash for investor relations and dividend payments offset by monthly dividend payments for the convertible series B preferred stock.

We plan to continue to utilize the net proceeds from the private placement to support our operations, including biomarker development plans as well as our sales and marketing efforts, until we achieve cash flow breakeven. We also plan to continue our sales strategy with presentations to pharmaceutical companies and participation in medical conferences.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS No. 161 and its impact on the consolidated financial statements has not yet been determined.

Adoption of Statement of Financial Accounting Standards No. 157 and 159
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No.157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 4T. Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, approximately 25 shares the Company’s series A convertible preferred stock and 4 shares of the Company’s series B convertible preferred stock were converted into 20,759 and 3,321 shares of the Company’s common stock, respectively. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions. The issuance of common stock upon conversions of the series A convertible preferred stock and series B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Dated: May 6, 2008	VIRTUALSCOPICS, INC.

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