Form 10-Q
period 2008-06-30
VirtualScopics, Inc.
filed 2008-08-12
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to______________________________________

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
☒ Yes ☐ No

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2008, there were 23,459,852 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-9
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16
	ITEM 4T: Controls and Procedures	17

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	18
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3: Defaults Upon Senior Securities	18
	ITEM 4: Submission of Matters to a Vote of Security Holders	18-19
	ITEM 5: Other Information	19
	ITEM 6: Exhibits	19

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3,238,820	$3,955,835
Restricted cash	200,076	455,583
Accounts receivable	918,363	648,300
Prepaid expenses and other current assets	282,027	306,301
Total current assets	4,639,286	5,366,019

Restricted cash	-	43,216
Patents, net	1,941,489	1,948,785
Property and equipment, net	455,660	542,679
Other assets	218,552	280,317
Total assets	$7,254,987	$8,181,016

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$729,247	$626,693
Accrued payroll	384,109	221,013
Unearned revenue	212,941	279,275
Total current liabilities	1,326,297	1,126,981

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized; 8,400 shares designated Series A; issued and outstanding, 3,976 shares at June 30, 2008 and 4,001 shares at December 31, 2007; liquidation preference $1,000 per share	4	4
6,000 shares designated Series B; issued and outstanding, 4,226 shares at June 30, 2008 and 4,230 shares at December 31, 2007; liquidation preference $1,000 per share	4	4
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 23,459,852 shares at June 30, 2008 and 23,225,664 shares at December 31, 2007	23,460	23,226
Additional paid-in capital	16,266,168	15,616,124
Accumulated deficit	(10,360,946)	(8,585,323)
Total stockholders' equity	5,928,690	7,054,035
Total liabilities and stockholders' equity	$7,254,987	$8,181,016

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$1,733,299	$1,536,287	$3,367,402	$2,814,692
Cost of services	1,021,536	967,839	2,051,520	1,768,358
Gross profit	711,763	568,448	1,315,882	1,046,334

Operating expenses
Research and development	212,825	380,965	464,654	787,919
Sales and marketing	384,237	193,163	673,111	405,279
General and administrative	864,663	940,893	1,762,167	1,951,115
Depreciation and amortization	116,765	118,493	234,332	236,205
Total operating expenses	1,578,490	1,633,514	3,134,264	3,380,518

Operating loss	(866,727)	(1,065,066)	(1,818,382)	(2,334,184)

Other income (expense)
Interest income	17,002	43,167	45,727	92,537
Other expense	(1,385)	(1,253)	(2,968)	(3,231)
Total other income	15,617	41,914	42,759	89,306

Net loss	(851,110)	(1,023,152)	(1,775,623)	(2,244,878)

Series B preferred stock dividend	84,520	-	169,760	-
Net loss attributable to common stockholders	$(935,630)	$(1,023,152)	$(1,945,383)	$(2,244,878)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	23,358,625	23,001,334	23,302,346	22,986,880

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,775,623)	$(2,244,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,332	236,205
Stock option compensation expense	687,291	745,482
Issuance of equity instruments for rent	170,000	-
Issuance of equity instruments to non-employees for services	-	1,818
Accrual for future issuance of equity instruments for rent	102,000	-
Changes in operating assets and liabilities
Accounts receivable	(270,063)	(151,610)
Prepaid expenses and other current assets	24,274	(45,637)
Accounts payable and accrued expenses	(37,573)	42,176
Accrued payroll	163,096	18,010
Unearned revenue	(66,336)	13,214
Total adjustments	1,007,021	859,658
Net cash used in operating activities	(768,602)	(1,385,220)

Cash flows from investing activities
Purchase of equipment	(21,773)	(145,942)
Acquisition of patents	(56,479)	(92,743)
Net cash used in investing activities	(78,252)	(238,685)

Cash flows from financing activities
Repayments of notes payable - related parties	-	(39,649)
Proceeds from the exercise of warrants	876	-
Restricted cash	298,723	-
Cash dividends on series B preferred stock	(169,760)	-
Net proceeds from exercise of stock options	-	18,375
Net cash provided by (used in) financing activities	129,839	(21,274)

Net decrease in cash and cash equivalents	(717,015)	(1,645,179)

Cash and cash equivalents at
beginning of period	3,955,835	3,901,153
end of period	$3,238,820	$2,255,974

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$-	$2,030

Issuance of common stock for partial payment of rent in equity	$170,000	$-

See notes to condensed consolidated financial statements

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007. In the opinion of the management, these unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market. The notice stated that in accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until August 6, 2008 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. On August 7, 2008 the Company received a Staff Determination Letter from Nasdaq stating that it has not regained compliance with the $1.00 minimum bid price requirement and that its securities are subject to delisting. On August 11, 2008 the Company requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination. As a result, the delisting is stayed pending the Panel’s decision. The Company’s stockholders have authorized the Board of Directors to implement a reverse stock split of the Company’s outstanding common stock in a ratio from 1:2 to 1:4 as part of its efforts to regain compliance. The Company plans to request an additional extension to regain compliance, in the event that is not granted, the Company intends to implement the reverse stock split following the hearing, if accepted by the Hearing Panel. If implemented, the Company expects that a reverse stock split will help it regain compliance with Nasdaq Capital Market listing standards, although there can be no assurance that it will be successful in doing so or that it will be able to maintain compliance with other continued listing standards.

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

Occasionally, the Company provides software development services to its customers, which may require significant development, modification, and customization. Software development revenue is billed on a fixed price basis and recognized upon delivery of the software and acceptance by the customer on a completed contract method for projects of short term nature and a percentage of completion method for projects of long term nature in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company does not sell software licenses, upgrades or enhancements, or post-contract customer services.

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

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the impact of the adoption of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies, continued

Adoption of Statement of Financial Accounting Standards No. 159 and 157
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the six months ended June 30, 2008 and 2007, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $687,291 and $745,482, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2008 and 2007 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - Stock-Based Compensation, continued

	June 30,
	2008	2007
Risk free interest rate	3.85%	4.71%
Expected term (years)	9.7	9.0
Expected volatility	89.7%	98.5%
Expected dividend yield	-	-

A summary of the option activity for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term

Options outstanding at January 1, 2008	3,790,731	2.12
Granted	1,056,932.98
Cancelled	(16,987)	(2.46)
Exercised	-	-
Options outstanding at June 30, 2008	4,830,676	1.66	7.06
Options exercisable at June 30, 2008	2,707,356	1.97	5.59

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1,031,981 and $185,600, respectively. There have been no options exercised during the six months ended June 30, 2008.

NOTE 4 - Stockholders’ Equity

During the six months ended June 30, 2008, 25 shares of the Company’s series A convertible preferred stock and 4 shares of the Company’s series B convertible preferred stock were converted into 20,759 and 3,321 shares of the Company’s common stock, respectively. Also, the Company received cash proceeds of $876 for the exercise of Company warrants resulting in the issuance of 87,601 shares of common stock.

The Company leases approximately 19,500 square feet of office space at its corporate headquarters in Rochester, New York. The rent is paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing 3% every July, and the stock portion equating up to $204,000 annually, paid in equal monthly installments, increasing 3% every July. The stock portion is payable in common stock, par value $.001 per share. During the six months ended June 30, 2008, the Company issued 122,507 shares of the Company’s common stock for payment of the equity portion of the rent. The common stock was issued at prices ranging from $1.20 - $2.50 per share for a total cost of $170,000. As of June 30, 2008, the Company had $34,000 in accrued expenses pertaining to the equity portion of the rent.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic net loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of June 30:

	2008	2007
Series A convertible preferred stock	3,301,098	1,690,205
Series B convertible preferred stock	3,509,092	-
Warrants to purchase common stock	4,309,055	2,161,892
Options to purchase common stock	4,972,366	3,353,317

Total	16,091,611	7,205,414

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of June 30, 2008, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 - Income Taxes, continued

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of June 30, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 7 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 15%, 13% and 12% of its total revenue for the six months ended June 30, 2008 as compared to 27%, 16% and 11% for the six months ended June 30, 2007.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 and the related condensed consolidated statements of operations and cash flows for the periods ended June 30, 2008 and 2007, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

VirtualScopics was established in December 2000 in Rochester, New York. We are now a leading provider of quantitative imaging for pharmaceutical and medical device development. Our imaging technology evolved from research initially begun in 1990 at the University of Rochester’s Medical Center and School of Engineering and Applied Sciences. These early efforts were directed primarily toward the accurate and reproducible measurement of advanced image-based biomarkers.

We have an extensive intellectual property portfolio of 18 patents and patents pending, covering methods, systems, and biomarkers. Many of these techniques are imbedded in the analysis tools used in our clinical trial services today. We utilize the patented suite of image analysis algorithms to detect, measure and analyze specific biological structures from medical image data, such as those provided by computed tomography (CT), magnetic resonance imaging (MRI), positron emission tomography (PET), and ultrasound. Our technology enables faster and more reliable detection of disease progression or therapeutic benefit, which can then accelerate the clinical trial process. The societal benefits include the ability to get the right drugs to market faster and ultimately save lives. Additionally, "terminating" an ineffective drug early in the development cycle can save a pharmaceutical company millions of dollars. We have developed successful collaborative relationships with companies such as Pfizer, Inc., who is an investor in the company as with GE Healthcare and are currently working with 11 of the leading 15 pharmaceutical and biotech companies in the world.

Our services support all aspects of imaging in clinical trials, from design to FDA submission. Our semi-automated systems measure and monitor disease progression and changes in biological processes over time. This process provides highly reproducible results, enabling us to measure minute changes in various biological structures and functions, both rapidly and with a high degree of confidence. Other current image analysis techniques can be time-consuming, inaccurate and highly variable. Even when the exact same data is being repetitively measured, results in these other techniques can vary from measurement to measurement, from technician to technician and from radiologist to radiologist. We believe our semi-automated methodology provides several significant benefits:

•	Level of reproducibility that was previously unattainable

•	Less dependence on a single reader

•	Greater precision

•	Higher throughput

•	Smaller sample sizes

•	Shorter analysis times

•	Shorter trial times

•	Significantly reduced costs

We have found that our customers value our extensive imaging knowledge and experience coupled with the ability to better understand the efficacy profile of their compounds. To date, nearly all of our customers have expressed interest in expanding their service agreements with us. We have also submitted proposals and bids for a number of other contracts. There can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled on 30 days’ advance notice by a customer. Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years, therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded. Recognition of revenue under the contract may also be affected by the timing and ability of our customers to recruit patients and image site identification and training.

Results of Operations

Results of Operations for Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Revenue

We had revenues of $1,733,000 for the quarter ended June 30, 2008 compared to $1,536,000 for the comparable period in 2007, representing a $197,000, or 13%, increase. During the quarter, we performed work for 25 customers, representing 64 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, arthritis and neurology. This compares to 22 customers and 55 projects during the same period in 2007. Historically, Pfizer has represented a significant portion of our revenues. We have made significant progress in the diversification of our revenues, as such, during the second quarter of 2008 14% of our revenues were generated from Pfizer, compared to 33% in the same period of 2007. The second quarter of 2008 was the first quarter in the company’s history that Pfizer was not its largest customer. We continue to broaden our customer base and the work we are performing with our existing customers to ensure that we are not heavily reliant on any one customer. As of June 30, 2008, we had active projects with 11 of the top 15 pharmaceutical companies. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We are experiencing increased demand for our services in Phase II/III trials, and as a result, we expect that a majority of our work on pharmaceutical trial projects will be focused in Phase I, II and III studies throughout the rest of 2008.

The increase in revenues in the quarter ended June 30, 2008 compared to June 30, 2007 was attributed to the higher demand for our services and the broadening of our customer base. Additionally, the shift of more of our business to later stage trials as well as broader visibility in the market has resulted in added business due to the larger average size of the Phase II/III contracts compared to early stage contracts.

Gross Profit

We had a gross profit of $712,000 for the second fiscal quarter of 2008 compared to $568,000 for the comparable period in 2007. Our gross profit margin improved four percentage points to 41% in the second quarter of 2008 compared to the same period in 2007 due to efficiencies made in our process throughout the past year along with reductions in our headcount made at the end of 2007. Also impacting the improvement in gross margin is the inherent efficiency obtained in performing work in later stage clinical trials. Our stated objective is to expand our technology and services into later stage (Phase II/III) trials. We have seen recent success with this objective in the fact that during the second quarter of 2008, 44% of our revenues were generated from Phase II/III trials as compared to 27% during the same quarter a year ago. We anticipate this trend to continue throughout the rest of 2008.

Research and Development

Research and development costs decreased in the quarter ended June 30, 2008 by $168,000, or 44%, to $213,000, when compared to the quarter ended June 30, 2007. The decrease was a result of the realignment of our resources at the end of 2007 to better reflect the demand in the market for our services and the direction of our self funded research and development initiatives. We plan to continue to centralize the majority of our future research and development efforts around the development and commercialization of image-based biomarkers which have early indications of correlation to disease progression, with a focus in Oncology, Musculoskeletal, Cardiovascular and Central Nervous System disease areas. Additionally, we will continue efforts to refine our processes through the use of our software platform in order to gain efficiencies which we believe will enhance our operating margins, and standardize our processes. As of June 30, 2008, there were 10 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs increased in the quarter ended June 30, 2008 by $191,000, or 99%, to $384,000, when compared to the quarter ended June 30, 2007. The increase was a result of the doubling of our sales force over the past year as well as a new marketing strategy to better align our marketing materials with our value proposition and service offering in the industry. We plan to incur the majority of our marketing expenses for 2008 in the first and second quarters. As a result, we anticipate our level of spending within marketing to be reduced in the second half of 2008. As of June 30, 2007, we had four individuals in our sales department.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2008 were $865,000, a decrease of $76,000 or 8%, when compared to the quarter ended June 30, 2007. The decrease was largely due to the reduction in stock compensation expense for vested stock options during the second quarter of 2008 compared to the second quarter of 2007. We do not anticipate significant increases in our general and administrative costs for the remainder of 2008.

Depreciation and Amortization

Depreciation and amortization charges were constant in the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007.

Other Income (Expense)

Interest income for the quarter ended June 30, 2008 was $17,000, representing interest derived on our operating and savings accounts, compared to interest income of $43,000 in the three months ended June 30, 2007. The interest income was lower due to the lower rates of return on our savings accounts in the second quarter of 2008 compared to the second quarter of 2007. Other expense for the quarters ended June 30, 2008 and 2007 was $1,400 and $1,300, respectively.

Net Loss

Net loss for the quarter ended June 30, 2008 was $851,000 compared to a net loss of $1,023,000 for the quarter ended June 30, 2007. The decrease in our net loss over the prior period was primarily related to the increase in revenues and improvement in gross margin, as outlined above.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

Our revenues for the six months ended June 30, 2008 were $3,367,000, an increase of $552,000 or 20% over the first half of 2007. The increase in sales is a reflection of the broadening of our customer base, the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. We have made significant progress in the diversification of our revenues, as such, during the first half of 2008 15% of our revenues were generated from Pfizer, compared to 27% in the same period of 2007. We continue to broaden our customer base and the work we are performing with our existing customers to ensure that we are not heavily reliant on any one customer. We performed services for a total of 70 projects in the first half of 2008, as compared to 63 in the first half of 2007. We are experiencing increased demand for our services in Phase II/III trials, and as a result, we expect that a majority of our work on pharmaceutical trial projects will be focused in Phase I, II and III studies throughout the rest of 2008.

Gross Profit

We had a gross profit of $1,316,000 for the six months ended June 30, 2008 compared to $1,046,000 for the comparable period in 2007. Our gross profit margin improved two percentage points to 39% for the first two quarters combined in 2008 compared to 37% in the first two quarters combined in 2007. The improvement is the result of better operating efficiencies along with cost reductions that were made at the end of 2007 to better align our cost structure with the demand for our services in the market. Also impacting the improvement in gross margin is the inherent efficiency obtained in performing work in later stage clinical trials. We have seen recent success with this objective in the fact that during the first half of 2008, 36% of our revenues were generated from Phase II/III trials as compared to 21% during the same quarter a year ago.

Research and Development

Total research and development expenditures were $465,000 in the first half of 2008 compared to $788,000 for the comparable period in 2007, a decrease of 41%. The decrease was largely attributed to the realignment of our resources, as previously stated, at the end of 2007 to better reflect market demand. The realignment resulted in a reduction in our resources within biomarker research. We plan to continue to these efforts by focusing on commercialization and refining our process through the use of our software platform.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2008 increased to $673,000, an increase of $268,000 or 66% over the first half of 2007. The increase was a result of the doubling of our sales force over the past year as well as a new marketing strategy to better align our marketing materials with our value proposition and service offering in the industry. We plan to incur the majority of our marketing expenses for 2008 in the first and second quarters. We anticipate our level of spending within marketing to be reduced in the second half of 2008.

General and Administrative

General and administrative expenses for the six months ended June 30, 2008 were $1,762,000, a decrease of $189,000 or 10%, over the first half of 2007. The decrease is mainly due to a reduction in stock compensation expense for vested stock options and the settling of a legal matter with a former executive during the second quarter of 2007.

Depreciation and Amortization

Depreciation and amortization charges remained consistent in the six months ended June 30, 2008 and 2007.

Other Income (Expense)

Interest income for the six months ended June 30, 2008 was $46,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $93,000 in the same period in 2007. The decrease in interest income was a reflection of the lower average rates of return on our savings accounts in 2008 compared to 2007. Other expense for the six month period ended June 30, 2008 and 2007 were $3,000, representing interest due to loans from certain stockholders of the Company and bank and other fees.

Net Loss

Our net loss for the six months ended June 30, 2008 was $1,776,000 compared to a net loss of $2,245,000 for the same period in 2007. The improvement in our net loss over the prior period was primarily related to higher revenues and gross profit, as outlined above.

Liquidity and Capital Resources

Our working capital as of June 30, 2008 was approximately $3,313,000 compared to $4,239,000 as of December 31, 2007. The decrease in working capital was a result of investments in sales and marketing, research and development along with information technology purchases and patent costs.

Net cash used in operating activities totaled $769,000 in the six months ended June 30, 2008 compared to $1,385,000 in the comparable 2007 period. This significant decrease in usage was a result of increases in revenues and gross profit along with a reduction in spending in research and development and general and administrative expenses. Also impacting operating cash flow was the timing of receivables and payment of accounts payable and payroll.

We invested $78,000 in the purchase of equipment and the acquisition of patents in the first half of 2008, compared to $239,000 for the investment of these items in the first half of 2007. The decrease represents investments for furniture and leasehold improvements related to the move to a new location during the first half of 2007 that did not reoccur in the first half of 2008.

Cash provided by our financing activities in the six months ended June 30, 2008 was $130,000, compared to cash used of $21,000 in the six months ended June 30, 2007 representing the release of restricted cash for investor relations and dividend payments offset by monthly dividend payments for the convertible series B preferred stock.

We plan to continue to utilize the net proceeds from our 2007 private placement to support our operations, including biomarker development plans as well as our sales and marketing efforts, until we achieve cash flow breakeven. We also plan to continue our sales strategy with presentations to pharmaceutical companies and participation in medical conferences.

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

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market. The notice stated that in accordance with section [4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until August 6, 2008 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. On August 7, 2008 the Company received a Staff Determination Letter from Nasdaq stating that it has not regained compliance with the $1.00 minimum bid price requirement and that its securities are subject to delisting. On August 11, 2008 the Company requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination. As a result, the delisting is stayed pending the Panel’s decision. The Company’s stockholders have authorized the Board of Directors to implement a reverse stock split of the Company’s outstanding common stock in a ratio from 1:2 to 1:4 as part of its efforts to regain compliance. The Company plans to implement the reverse stock split following the hearing, if accepted by the Hearing Panel. If implemented, the Company expects that a reverse stock split will help it regain compliance with Nasdaq Capital Market listing standards, although there can be no assurance that it will be successful in doing so or that it will be able to maintain compliance with other continued listing standards. If the Company is delisted it could have an adverse effect on the Company’s ability to raise additional capital through debt or equity financing.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the consulting agreements and operating leases that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the impact of the adoption of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

Adoption of Statement of Financial Accounting Standards No. 159 and 157
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;
•	inability to raise sufficient additional capital to operate our business;
•	unexpected costs, lower than expected sales and revenues, and operating defects;
•	adverse results of any legal proceedings;
•	cancelation of a significant number of our customer contracts
•	significant delays in customer signature for awarded projects
•	significant delays in starting and recruiting patients by our customers
•	the volatility of our operating results and financial condition;
•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;
•	dilution to holders of our common stock if we fail to meet the revenue and EBITDA milestones for the 2008 fiscal year;
•	possible delisting of our common stock from the Nasdaq Capital Market; and
•	other specific risks that may be referred to in this report.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 08, 2008 and June 13, 2008, the Company issued a total of 122,507 shares of common stock to 500 Linden Oaks Associates LLC, as partial payment for the lease of the Company’s corporate headquarters, pursuant to the terms of its lease. The shares were issued at prices ranging from $1.20 - $2.50 per share for a total consideration of $170,000. The shares were issued in transactions not involving a public offering and exempt from registration pursuant under Section 4(2) of the Securities Act of 1933, or Securities Act. The purchaser is an accredited investor under the Securities Act, was knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares were purchased for investment purposes only and contain restrictions on transfer with certificates containing a legend setting forth such the restrictions.

On April 11, 2008 and June 2, 2008, the Company issued a total of 87,601 shares of common stock to six persons upon the exercise of warrants issued by VirtualScopics, LLC, and assumed by the Company in 2005. The Company received cash proceeds of $876. The shares were issued in transactions not involving a public offering and exempt from registration pursuant under Section 4(2) of the Securities Act. The purchasers are accredited investors under the Securities Act, were knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares were purchased for investment purposes only and the shares contain restrictions on transfer with certificates containing a legend setting forth such the restrictions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a) VirtualScopics, Inc. held its Annual Stockholders’ Meeting on May 8, 2008.

b) The stockholders voted for the election of nine nominees to serve as directors for a one-year term expiring in 2009 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld

Norman Mintz	19,192,062	3,382,681
Robert Klimasewski	19,166,644	3,408,099
Sidney Knafel	19,179,762	3,394,981
Jeff Markin	19,145,157	3,429,586
Colby Chandler	17,990,530	4,584,213
Charles Phelps	22,417,577	157,166
Dan Kerpelman	19,175,075	3,399,668
Mostafa Analoui	22,401,577	173,166
Terence Walts	19,176,975	3,397,768

There were no abstentions and no broker non-votes.

c)
The stockholders voted to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of our outstanding common stock in the range of 1:2 to 1:4. The vote was 20,178,724 for, 2,381,752 against and 14,267 abstentions. There were no broker non-votes.

d)
The stockholders voted to ratify the appointment of Marcum & Kliegman as the independent registered public accounting firm of VirtualScopics, Inc. for fiscal year 2008.  The vote was 20,409,266 for, 2,045,141 against and 120,336 abstentions.  There were no broker non-votes.

e)	The stockholders voted to approve the Non-Employee Director Compensation Plan. The vote was 15,588,729 for, 3,490,073 against and 24,520 abstentions. There were 3,471,421 non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1 Non-Employee Director Compensation Plan

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

Dated: August 12, 2008                                                     VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Financial Officer and Vice President of Finance

Exhibit Index

Exhibit 10.1 Non-Employee Director Compensation Plan

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