Form 10-Q
period 2008-09-30
VirtualScopics, Inc.
filed 2008-11-14
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2008, there were 23,502,352 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers

PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-10
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11-18
	ITEM 4T: Controls and Procedures	18-19

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	20
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3: Defaults Upon Senior Securities	20
	ITEM 4: Submission of Matters to a Vote of Security Holders	20
	ITEM 5: Other Information	20
	ITEM 6: Exhibits	20-21

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3,058,561	$3,955,835
Restricted cash	102,429	455,583
Accounts receivable	831,376	648,300
Prepaid expenses and other current assets	292,477	306,301
Total current assets	4,284,843	5,366,019

Restricted cash	-	43,216
Patents, net	1,920,666	1,948,785
Property and equipment, net	402,660	542,679
Other assets	187,670	280,317
Total assets	$6,795,839	$8,181,016

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$584,153	$626,693
Accrued payroll	390,756	221,013
Unearned revenue	297,272	279,275
Total current liabilities	1,272,181	1,126,981

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; issued and outstanding, 3,976 shares at September 30, 2008 and 4,001 shares at December 31, 2007; liquidation preference $1,000 per share	4	4
6,000 shares designated Series B; issued and outstanding, 4,226 shares at September 30, 2008 and 4,230 shares at December 31, 2007; liquidation preference $1,000 per share	4	4
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 23,459,852 shares at September 30, 2008 and 23,225,664 shares at December 31, 2007	23,460	23,226
Additional paid-in capital	16,409,721	15,616,124
Accumulated deficit	(10,909,531)	(8,585,323)
Total stockholders' equity	5,523,658	7,054,035
Total liabilities and stockholders' equity	$6,795,839	$8,181,016

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$1,815,616	$1,370,021	$5,183,017	$4,184,713
Cost of services	1,005,700	963,076	3,057,220	2,731,434
Gross profit	809,916	406,945	2,125,797	1,453,279

Operating expenses
Research and development	232,986	336,687	697,640	1,124,606
Sales and marketing	263,917	150,504	937,028	555,783
General and administrative	750,747	778,519	2,512,914	2,729,634
Depreciation and amortization	116,234	126,673	350,565	362,878
Total operating expenses	1,363,884	1,392,383	4,498,147	4,772,901

Operating loss	(553,968)	(985,438)	(2,372,350)	(3,319,622)

Other income (expense)
Interest income	13,952	22,108	59,679	114,644
Other expense	(8,569)	(5,699)	(11,537)	(8,930)
Total other income	5,383	16,409	48,142	105,714

Net loss	(548,585)	(969,029)	(2,324,208)	(3,213,908)

Series B preferred stock dividend	84,547	-	254,307	-
Net loss attributable to common stockholders	$(633,132)	$(969,029)	$(2,578,515)	$(3,213,908)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.11)	$(0.14)

Weighted average number of common shares
outstanding – basic and diluted	23,459,853	23,111,021	23,355,232	23,028,715

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,324,208)	$(3,213,908)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	350,565	362,878
Stock option compensation expense	923,891	1,041,546
Issuance of equity instruments for rent	170,000	-
Issuance of equity instruments to non-employees for services	-	1,818
Accrual for future issuance of equity instruments for rent	153,000	-
Changes in operating assets and liabilities
Accounts receivable	(183,076)	(169,272)
Prepaid expenses and other current assets	13,824	(41,581)
Accounts payable and accrued expenses	(242,170)	38,399
Accrued payroll	169,743	(105,191)
Unearned revenue	17,997	(267,728)
Total adjustments	1,373,774	860,779
Net cash used in operating activities	(950,434)	(2,353,129)

Cash flows from investing activities
Purchase of equipment	(21,773)	(190,519)
Acquisition of patents	(68,006)	(115,910)
Net cash used in investing activities	(89,779)	(306,429)

Cash flows from financing activities
Repayments of notes payable - related parties	-	(59,902)
Proceeds from the exercise of warrants	876	-
Restricted cash	396,370	(417,500)
Net proceeds from the issuance of Series B preferred stock and warrants	-	1,889,798
Cash dividends on series B preferred stock	(254,307)	-
Net proceeds from exercise of stock options	-	18,375
Net cash provided by financing activities	142,939	1,430,771

Net decrease in cash and cash equivalents	(897,274)	(1,228,787)
Cash and cash equivalents at beginning of period	3,955,835	3,901,153
end of period	$3,058,561	$2,672,366

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest	$-	$2,616

Non-cash financing activity:
Dividend on Series B preferred stock	$-	$12,567

Issuance of common stock for partial payment of rent in equity	$170,000	$-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007. In the opinion of the management, these unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

In February 2008, the Company received a written notice from the Nasdaq Stock Market (“Nasdaq”) indicating that its common stock was not in compliance with minimum bid price required for continued listing on Nasdaq. The notice stated that in accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company had until August 6, 2008 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. On August 7, 2008 the Company received a Staff Determination Letter from Nasdaq stating that it had not regained compliance with the $1.00 minimum bid price requirement and that its securities are subject to delisting. On September 18, 2008, the Company attended a hearing before the Nasdaq Listing Qualifications Panel and presented its plan for compliance and requested a further stay of delisting until February 2009. On October 8, 2008, the Company received word from Nasdaq that they have granted the Company’s request to stay delisting until February 3, 2009, and as such, have until that time to meet the minimum listing requirements. Further, on October 21, 2008 the Company received notice from Nasdaq stating that due to the current market conditions, Nasdaq had suspended the continued listing requirements for the minimum bid price until January 16, 2009, for all of its listed companies. The Company has been informed by Nasdaq that it now has until May 11, 2009 to meet the minimum bid requirements.

The Company’s stockholders have authorized the Board of Directors to implement a reverse stock split of the Company’s outstanding common stock in a ratio from 1:2 to 1:4 as part of its efforts to regain compliance. If the Company has not met the minimum bid requirements by the end of the first quarter of 2009, the Company plans to do a reverse stock split.  If implemented, the Company expects that a reverse stock split will help it regain compliance with Nasdaq Capital Market listing standards, although there can be no assurance that it will be successful in doing so or that it will be able to maintain compliance with other continued listing standards.

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

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.

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

NOTE 3 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the nine months ended September 30, 2008 and 2007, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $923,891 and $1,041,456, respectively.

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

The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The
Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2008 and 2007 using the Black-Scholes option-pricing model:

	September 30,
	2008	2007
Risk free interest rate	3.85%	4.71%
Expected term (years)	9.7	9.0
Expected volatility	89.7%	98.5%
Expected dividend yield	-	-

A summary of the option activity for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term

Options outstanding at January 1, 2008	3,790,731	2.12
Granted	1,064,432.97
Cancelled	(94,987)	(1.37)
Exercised	-	-
Options outstanding at September 30, 2008	4,760,176	1.67	6.77
Options exercisable at September 30, 2008	2,897,924	2.00	5.45

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1,036,631 and $185,440, respectively. There have been no options exercised during the nine months ended September 30, 2008.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - Stockholders’ Equity

During the nine months ended September 30, 2008, 25 shares of the Company’s series A convertible preferred stock and 4 shares of the Company’s series B convertible preferred stock were converted into 20,759 and 3,321 shares of the Company’s common stock, respectively. Also, the Company received cash proceeds of $876 for the exercise of Company warrants resulting in the issuance of 87,601 shares of common stock.

The Company leases approximately 19,500 square feet of office space at its corporate headquarters in Rochester, New York. The rent is paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing 3% every July, and the stock portion equating up to $204,000 annually, paid in equal monthly installments, increasing 3% every July. The stock portion is payable in common stock, par value $.001 per share. During the nine months ended September 30, 2008, the Company issued 122,507 shares of the Company’s common stock for payment of the equity portion of the rent. The common stock was issued at prices ranging from $1.20 - $2.50 per share for a total cost of $170,000. As of September 30, 2008, the Company had $85,000 in accrued expenses pertaining to the equity portion of the rent.

Under the terms of the Company’s Series B Preferred Stock and related warrants, the Company is required to meet specific milestone financial performance for the 2008 fiscal year. These milestone events, which are detailed in the Company’s Certificate of Designation for the Series B Preferred Stock and in the related warrants, include generating $7.0 million in revenue for the 12 month period ending on December 31, 2008. If the Company fails to meet or exceed any of the milestone events, then the Series B Preferred Stock conversion price will be reduced to a lower market price measured on the last trading day of the Company’s fiscal year, or the market price five trading days after the Company files their next Form 10-K, whichever is lower. If the Company makes a major announcement around this time, the measurement date can be changed to a date one trading day prior to the announcement or 10 trading days after the announcement, whichever is lower.

An adjustment to the conversion price of the Company’s Series B Preferred Stock and related warrants for failure to meet the applicable milestone goals would also trigger a downward adjustment to the conversion price of the Company’s Series A Preferred Stock and the exercise price of the related warrants issued in connection with the Series A Preferred Stock. These price adjustments would give the holders of those securities the ability to acquire additional shares of the Company’s common stock upon conversion or exercise, and cause dilution to the holders of the Company’s common stock. At this point, we fully anticipate that the Company will meet the milestone goals and that a price adjustment will not be necessary, however, there can be no assurance that the Company will meet these goals. Additionally, there are no required financial performance criteria under the terms of the Series B Preferred Stock and related warrants after 2008.

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

NOTE 5 - Net Loss Per Share, continued

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of September 30:

	2008	2007
Series A convertible preferred stock	3,301,098	3,322,262
Series B convertible preferred stock Warrants to purchase common stock	3,509,092 4,309,055	- 2,161,892
Options to purchase common stock	4,901,866	3,350,395

Total	16,021,111	8,834,549

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2008, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes.

The Company has significant net operating losses and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company encountered ownership changes which could significantly limit the possible utilization of such carryovers. The Company has not performed a detailed analysis to determine the effect of any such ownership changes on its ability to use these net operating loss and credit carryforwards. However, it is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of September 30, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - Business Concentrations and Credit Risk

The Company’s top three customers accounted for approximately 16%, 13% and 13% of its total revenue for the nine months ended September 30, 2008 as compared to 27%, 12% and 11% for the nine months ended September 30, 2007. As of September 30, 2008, accounts receivable due from the top three customers amounted to $193,914, $113,249, and $ 106,942, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents, and restricted cash in two financial institutions, although substantially all of the balance is within one institution.  The Company performs periodic evaluations of the relative credit standing of the two institutions.  The cash balances are insured by either the FDIC, up to $250,000 per depositor, or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds.  The Company has cash balances on deposit with two financial institutions at September 30, 2008 that exceed the insured limit by the amount of $2.9 million.  The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 and the related condensed consolidated statements of operations and cash flows for the periods ended September 30, 2008 and 2007, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

VirtualScopics was established in December 2000 in Rochester, New York. We are a leading provider of quantitative imaging for pharmaceutical and medical device development. Our imaging technology evolved from research initially begun in 1990 at the University of Rochester’s Medical Center and School of Engineering and Applied Sciences. These early efforts were directed primarily toward the accurate and reproducible measurement of advanced image-based biomarkers.

We have an extensive intellectual property portfolio of 15 patents and patents pending, covering methods, systems, and biomarkers. Many of these techniques are imbedded in the analysis tools used in our clinical trial services today. We utilize the patented suite of image analysis algorithms to detect, measure and analyze specific biological structures from medical image data, such as those provided by computed tomography (CT), magnetic resonance imaging (MRI), positron emission tomography (PET), and ultrasound. We believe our technology enables faster and more reliable detection of disease progression or therapeutic benefit, which can then accelerate the clinical trial process. The societal benefits include the ability to get the right drugs to market faster and ultimately save lives. Additionally, terminating an ineffective drug early in the development cycle can save a pharmaceutical company millions of dollars. We have developed successful collaborative relationships with companies such as Pfizer, Inc., who is an investor in the company as with GE Healthcare and are currently working with 12 of the leading 15 pharmaceutical, biotechnology and medical device companies in the world.

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

We have found that our customers value our extensive imaging knowledge and experience coupled with the ability to better understand the efficacy profile of their compounds. Throughout 2008, we have had over 80 active projects with another 7 that have been awarded to us. There can be no assurance that we will secure contracts from these awards or that any such contracts or any of our existing contracts will not be cancelled on 30 days’ advance notice by a customer. Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years, therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded or to the total value of the contract or award. Recognition of revenue under the contract may also be affected by the timing and ability of our customers to recruit patients and image site identification and training.

Results of Operations

Results of Operations for Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenue

We had revenues of $1,816,000 for the quarter ended September 30, 2008 compared to $1,370,000 for the comparable period in 2007, representing a $446,000, or 33%, increase. During the quarter, we performed work for 66 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, arthritis and neurology. This compares to 58 projects during the same period in 2007. The increase in revenues for the quarter is attributable to the broadening of our customer base as well as increasing demand for our services from our current customers. We continue to see an increase in the demand for our services relating to new imaging techniques within the industry. We believe that the demand we have seen aligns well to our business model and growth plan. As of September 30, 2008, we had active projects with 12 of the top 15 pharmaceutical companies. The majority of the pharmaceutical trial projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. We are experiencing increased demand for our services in Phase II/III trials, and we expect that a majority of our work on pharmaceutical trial projects will be focused in Phase I, II and III studies throughout the rest of 2008.

Gross Profit

We had a gross profit of $810,000 for the third fiscal quarter of 2008 compared to $407,000 for the comparable period in 2007. Our gross profit margin improved to 45%, from 30%, and gross profit increased $403,000, or 99%, in the third quarter of 2008 compared to the same period in 2007 due to efficiencies made in our processes throughout the past year along with reductions in our headcount made at the end of 2007. Also impacting the improvement in gross margin is the inherent efficiency obtained in performing work in later stage clinical trials. Our stated objective is to expand our technology and services into later stage (Phase II/III) trials. During the third quarter of 2008, 70% of our revenues were generated from Phase I/II/III trials as compared to 61% during the same quarter a year ago. We anticipate this trend to continue throughout the rest of 2008.

Research and Development

Research and development costs decreased in the quarter ended September 30, 2008 by $104,000, or 31%, to $233,000, when compared to the quarter ended September 30, 2007. The decrease was a result of the realignment of our resources at the end of 2007 to better reflect the demand in the market for our services and the direction of our self-funded research and development initiatives. We plan to continue to centralize the majority of our research and development efforts around the development and commercialization of image-based biomarkers which have early indications of correlation to disease progression, with a focus in Oncology, Musculoskeletal, Cardiovascular and Central Nervous System disease areas. Additionally, we will continue efforts to refine our processes through the use of our software platform in order to gain efficiencies which we believe will enhance our operating margins and standardize our processes. As of September 30, 2008, there were 10 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs increased in the quarter ended September 30, 2008 by $113,000, or 75%, to $264,000, when compared to the quarter ended September 30, 2007. The increase was a result of the doubling of our sales force, including the hiring of a European Sales Director, over the past year. The hiring within our sales group was a result of the need to broaden our reach within the pharmaceutical, medical device and biotechnology industry. We have been successful in broadening our awareness within the industry as demonstrated in the 115% increase in our contracted and awarded backlog, bringing the total backlog to over $20 million as of July 2008. As of September 30, 2008, we had four individuals in our sales department.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2008 were $751,000, a decrease of $28,000 or 4%, when compared to the quarter ended September 30, 2007. The decrease was largely due to the reduction in stock compensation expense for vested stock options during the third quarter of 2008 compared to the third quarter of 2007. We do not anticipate significant increases in our general and administrative costs for the remainder of 2008.

Depreciation and Amortization

Depreciation and amortization charges were $116,000 for the quarter ended September 30, 2008, compared to $127,000 for the quarter ended September 30, 2007. The reduction represents the timing and obsolescence period of certain IT equipment. The company does not anticipate significant expenditures on IT related equipment during the rest of 2008.

Other Income (Expense)

Interest income for the quarter ended September 30, 2008 was $14,000, representing interest derived on our operating and savings accounts, compared to interest income of $22,000 in the three months ended September 30, 2007. The interest income was lower due to the lower rates of return on our savings accounts in the third quarter of 2008 compared to the third quarter of 2007. Other expense for the quarters ended September 30, 2008 and 2007 was $8,600 and $5,700, respectively, which largely represents state franchise taxes.

Net Loss

Net loss for the quarter ended September 30, 2008 was $549,000 compared to a net loss of $969,000 for the quarter ended September 30, 2007. The significant decrease in our net loss over the prior period was primarily related to the increase in revenues and improvement in gross margin, as outlined above.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

Our revenues for the nine months ended September 30, 2008 were $5,183,000, an increase of $998,000 or 24% over the first nine months of 2007. The increase in sales is a reflection of the broadening of our customer base, the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. Additionally, we continue to see an increase in the demand for our services relating to new imaging techniques within the industry. We believe that the demand we have seen aligns well to our business model and growth plan. We performed services for a total of 82 projects in the first three quarters of 2008, as compared to 68 in the comparable period of 2007. We are experiencing increased demand for our services in Phase II/III trials, and we expect that a majority of our work on pharmaceutical trial projects will be focused in Phase I, II and III studies throughout the rest of 2008.

Gross Profit

We had a gross profit of $2,126,000 for the nine months ended September 30, 2008 compared to $1,453,000 for the comparable period in 2007. Our gross profit margin improved six percentage points to 41% for the first three quarters combined in 2008 compared to 35% in the first three quarters combined in 2007. Gross profit increased $673,000, or 46%, in the first nine months of 2008 compared to the first nine months of 2007. The improvements in gross profit and gross margin are a result of higher revenues coupled with better operating efficiencies and cost reductions that were made at the end of 2007 to better align our cost structure with the nature of the demand for our services in the market. Also impacting the improvement in gross margin is the inherent efficiency obtained in performing work in later stage clinical trials. During the first nine months of 2008, 70% of our revenues were generated from Phase I/II/III trials as compared to 56% during the same quarter a year ago.

Research and Development

Total research and development expenditures were $698,000 in the first nine months of 2008 compared to $1,125,000 for the comparable period in 2007, a decrease of 38%. The decrease was largely attributed to the realignment of our resources, as previously stated, at the end of 2007 to better reflect market demand. The realignment resulted in a reduction in our resources within self-funded biomarker research. We plan to continue our research and development efforts to support new imaging techniques in the industry as well as to improve our internal software platform to optimize our operating efficiency. We currently have 10 individuals in our research and development group, including software development.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2008 increased to $937,000, an increase of $381,000 or 69% over the first nine months of 2007. The increase was a result of the doubling of our sales force over the past year as well as a new marketing strategy to better align our marketing materials with our value proposition and service offering in the industry. We incurred the majority of our marketing expenses for 2008 in the first and second quarters. We anticipate continued investment in our marketing initiatives throughout the remainder of 2008 and into 2009 to more broadly address the market.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2008 were $2,513,000, a decrease of $217,000 or 8%, over the first nine months of 2007. The decrease is mainly due to a reduction in stock compensation expense for vested stock options and the settling of a legal matter with a former executive during the second quarter of 2007.

Depreciation and Amortization

Depreciation and amortization charges remained relatively consistent in the nine months ended September 30, 2008 and 2007. We do not anticipate significant capital expenditures for the remainder of 2008.

Other Income (Expense)

Interest income for the nine months ended September 30, 2008 was $60,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $115,000 in the same period in 2007. The decrease in interest income was a reflection of the lower average rates of return on our savings accounts in 2008 compared to 2007. Other expense for the nine month period ended September 30, 2008 and 2007 were $12,000 and $9,000, respectively, representing interest due to loans from certain stockholders of the Company and bank and other fees.

Net Loss

Our net loss for the nine months ended September 30, 2008 was $2,324,000 compared to a net loss of $3,214,000 for the same period in 2007. The significant improvement in our net loss over the prior period was primarily related to higher revenues and gross profit, as outlined above.

Liquidity and Capital Resources

Our working capital as of September 30, 2008 was approximately $3,013,000 compared to $4,239,000 as of December 31, 2007. The decrease in working capital was a result of investments in sales and marketing, operations along with information technology purchases and patent costs.

Net cash used in operating activities totaled $950,000 in the nine months ended September 30, 2008 compared to $2,353,000 in the comparable 2007 period. This significant decrease in usage was a result of increases in revenues and gross profit along with a reduction in spending in research and development and general and administrative expenses. Also impacting operating cash flow was the timing of receivables and advance payments from customers as well as timing on the payment of payroll.

We invested $90,000 in the purchase of equipment and the acquisition of patents in the first nine months of 2008, compared to $306,000 for the investment of these items in the first three quarters of 2007. The decrease represents investments for furniture and leasehold improvements related to the move to a new location during the first half of 2007.

Cash provided by our financing activities in the nine months ended September 30, 2008 was $143,000, compared to cash provided of $1,431,000 in the nine months ended September 30, 2007. A significant portion of the decrease represents the proceeds received from our convertible series B preferred stock issuance in 2007.

We plan to continue to utilize the net proceeds from our 2007 private placement to support our operations, including research and development plans as well as our sales and marketing efforts, until we achieve cash flow breakeven. We also plan to continue to expand our sales efforts with presentations to pharmaceutical, biotechnology and medical device companies and participation in relevant medical conferences.

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

In February 2008, we received a written notice from the Nasdaq Stock Market (“Nasdaq”) indicating that our common stock was not in compliance with minimum bid price required for continued listing on Nasdaq. The notice stated that in accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until August 6, 2008 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. On August 7, 2008 the Company received a Staff Determination Letter from Nasdaq stating that it had not regained compliance with the $1.00 minimum bid price requirement and that its securities are subject to delisting. On September 18, 2008, the Company attended a hearing before the Nasdaq Listing Qualifications Panel and presented its plan for compliance and requested a further stay of delisting until February 2009. On October 8, 2008, the Company received word from Nasdaq that it had granted the Company’s request to stay delisting until February 3, 2009, and as such, have until that time to meet the minimum listing requirements. Further, on October 21, 2008, the Company received notice from Nasdaq stating that due to the current market conditions, Nasdaq had suspended the continued listing requirements for the minimum bid price until January 16, 2009, for all of its listed companies. The Company has been informed by Nasdaq that it now has until May 11, 2009 to meet the minimum bid requirements.

Our stockholders have authorized the Board of Directors to implement a reverse stock split of our outstanding common stock in a ratio from 1:2 to 1:4 as part of our efforts to regain compliance. If we have not met the minimum bid requirements by the end of the first quarter of 2009, we plan to effect a reverse stock split. If implemented, the Company expects that a reverse stock split will help it regain compliance with Nasdaq Capital Market listing standards, although there can be no assurance that it will be successful in doing so or that it will be able to maintain compliance with other continued listing standards.

Under the terms of our Series B Preferred Stock and related warrants, we are required to meet specific milestone financial performance for the 2008 fiscal year. These milestone events, which are detailed in our Certificate of Designation for our Series B Preferred Stock and in the related warrants, include generating $7.0 million in revenue for the 12 month period ending on December 31, 2008. If we fail to meet or exceed any of the milestone events, then the Series B Preferred Stock conversion price will be reduced to a lower market price measured on the last trading day of our fiscal year, or the market price five trading days after we file our next Form 10-K, whichever is lower. If we make a major announcement around this time, the measurement date can be changed to a date one trading day prior to the announcement or 10 trading days after the announcement, whichever is lower.

An adjustment to the conversion price of our Series B Preferred Stock and related warrants for failure to meet the applicable milestone goals would also trigger a downward adjustment to the conversion price of our Series A Preferred Stock and the exercise price of the related warrants issued in connection with the Series A Preferred Stock. These price adjustments would give the holders of those securities the ability to acquire additional shares of our common stock upon conversion or exercise, and cause dilution to the holders of our common stock. At this point, we fully anticipate that we will meet the milestone goals and that a price adjustment will not be necessary, however, there can be no assurance that we meet these goals. Additionally, there are no required financial performance criteria under the terms of the Series B Preferred Stock and related warrants after 2008.

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

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;
•	inability to raise sufficient additional capital to operate our business;
•	unexpected costs, lower than expected sales and revenues, and operating defects;
•	adverse results of any legal proceedings;
•	cancellation of a significant number of our customer contracts;
•	significant delays in customer signature for awarded projects;
•	significant delays in starting and recruiting patients by our customers;
•	the volatility of our operating results and financial condition;
•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;
•	dilution to holders of our common stock if we fail to meet the revenue and EBITDA milestones on our Series B Preferred Stock and related warrants for the 2008 fiscal year;
•	possible delisting of our common stock from the Nasdaq Capital Market; and
•	other specific risks that may be referred to in this report.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2008, the Company issued a total of 42,500 shares of common stock to 500 Linden Oaks Associates LLC, as partial payment for the lease of the Company’s corporate headquarters, pursuant to the terms of its lease dated May 14, 2007. The shares were issued at $1.20 per share for a total consideration of $51,000. The shares were issued in transactions not involving a public offering and exempt from registration pursuant under Section 4(2) of the Securities Act of 1933, or Securities Act. The purchaser is an accredited investor under the Securities Act, was knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares were purchased for investment purposes only and contain restrictions on transfer with certificates containing a legend setting forth such the restrictions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1 Employment Agreement dated August 27, 2008, by and between Jeffrey Markin and VirtualScopics, Inc. (as previously described in Item 5.02 of the Current Report on Form 8-K dated August 28, 2008)

Exhibit 10.2 Employment Agreement dated August 27, 2008, by and between Molly Henderson and VirtualScopics, Inc. (as previously described in Item 5.02 of the Current Report on Form 8-K dated August 28, 2008)

Exhibit 31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 14, 2008	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer

Exhibit Index

Exhibit 10.1 Employment Agreement dated August 27, 2008, by and between Jeffrey Markin and VirtualScopics, Inc.

Exhibit 10.2 Employment Agreement dated August 27, 2008, by and between Molly Henderson and VirtualScopics, Inc.

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