Form 10-Q
period 2009-03-31
VirtualScopics, Inc.
filed 2009-05-15
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________to____________________________________

Commission File Number:   000-52018_____________________________________________________________________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2009, there were 23,723,342 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-11
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17
	ITEM 4T: Controls and Procedures	18

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	18
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	18-19
	ITEM 3: Defaults Upon Senior Securities	19
	ITEM 4: Submission of Matters to a Vote of Security Holders	19
	ITEM 5: Other Information	19
	ITEM 6: Exhibits	19

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets
Cash	$3,137,405	$3,143,904
Accounts receivable	1,189,828	1,021,110
Prepaid expenses and other current assets	306,792	263,297
Total current assets	4,634,025	4,428,311

Patents, net	1,898,431	1,920,446
Property and equipment, net	368,079	355,479
Other assets	125,905	156,788
Total assets	$7,026,440	$6,861,024

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$691,412	$659,009
Accrued payroll	310,104	554,425
Unearned revenue	740,557	291,594
Derivative liability	820,317	-
Total current liabilities	2,562,390	1,505,028

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized; 8,400 shares designated Series A; issued and outstanding, 3,816 shares at March 31, 2009 and 3,976 shares at December 31, 2008; liquidation preference $1,000 per share	4	4
6,000 shares designated Series B; issued and outstanding, 4,226 shares at March 31, 2009 and at December 31, 2008; liquidation preference $1,000 per share	4	4
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 23,723,342 shares at March 31, 2009 and 23,502,352 shares at December 31, 2008	23,724	23,503
Additional paid-in capital	13,694,405	16,546,550
Accumulated deficit	(9,254,087)	(11,214,065)
Total stockholders' equity	4,464,050	5,355,996
Total liabilities and stockholders' equity	$7,026,440	$6,861,024

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenues	$2,134,370	$1,634,103
Cost of services	1,014,584	1,029,984
Gross profit	1,119,786	604,119
Operating expenses
Research and development	235,555	251,829
Sales and marketing	282,454	288,874
General and administrative	844,679	897,504
Depreciation and amortization	117,510	117,567
Total operating expenses	1,480,198	1,555,774
Operating loss	(360,412)	(951,655)
Other income (expense)
Interest income	3,193	28,725
Other expense	(1,485)	(1,583)
Loss on derivative financial instrument	(397,409)	-
Total other income	(395,701)	27,142
Net loss	(756,113)	(924,513)

Series B preferred stock cash dividend	84,520	85,240
Net loss attributable to common stockholders	$(840,633)	$(1,009,753)
Basic and diluted net loss per common share	$(0.04)	$(0.04)

Weighted average number of common shares outstanding basic and diluted	23,533,785	23,246,067

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(756,113)	$(924,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	117,510	117,567
Stock-based compensation expense	285,332	403,063
Issuance of equity instruments for rent	105,570	-
Fair value adjustment of warrants	397,409	-
Changes in operating assets and liabilities
Accounts receivable	(168,718)	(28,826)
Prepaid expenses and other assets	(43,495)	(63,041)
Accounts payable and accrued expenses	13,096	112,514
Accrued payroll	(244,321)	63,185
Unearned revenue	448,963	(20,767)
Total adjustments	911,346	583,695
Net cash provided by (used in) operating activities	155,233	(340,818)

Cash flows from investing activities
Purchase of equipment	(66,334)	(15,934)
Acquisition of patents	(10,878)	(24,395)
Net cash used in investing activities	(77,212)	(40,329)

Cash flows from financing activities
Restricted cash	-	133,796
Cash dividends on series B preferred stock	(84,520)	(85,240)
Net cash (used in) provided by financing activities	(84,520)	48,556

Net decrease in cash and cash equivalents	(6,499)	(332,591)

Cash and cash equivalents
Beginning of period	3,143,904	3,955,835
End of period	$3,137,405	$3,623,244

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$105,570	$-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.  In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market.  In accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until November 9, 2009 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. The Company’s intention is to maintain its listing on Nasdaq and is currently assessing its options to regain compliance. As of May 14, 2009, the closing price of the Company’s common stock, as listed on Nasdaq, was $1.15.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” with respect to its revenues from image analysis, consulting and project/data management services, and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when an agreement exists, services and products are provided to the customer, prices are fixed or determinable, and collectability is reasonably assured.  Revenues are reduced for estimated discounts and other allowances, if any.

The Company provides advanced medical image analysis on a per analysis basis, and recognizes revenue when the image analysis is completed and delivered to the customer.  Revenue related to project, data and site management services is recognized as the services are rendered and in accordance with the terms of the contract.  Consulting revenue is recognized once the services are rendered and typically charged as an hourly rate.

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

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued and Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities.  The Company adopted FAS 157 as of January 1, 2008. Refer to Note 5 for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141 ( R ) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.   FAS 141(R)   became   effective   on   January 1, 2009.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies, continued

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to stockholders of the Company are reported separately in the consolidated statements of   operations. FAS 160 became effective beginning January 1, 2009. FAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted this standard as of January 1, 2009.  Additional disclosures have been included in the Company’s condensed consolidated financial statements in accordance with FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) .  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States GAAP principles .  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (‘‘EITF’’) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (‘‘EITF 07-05’’). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 had a material impact on our consolidated financial position, results of operations and cash flows as the Company has financial instruments with characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.  Refer to Note 5 for additional disclosure regarding the adoption of EITF 07-05.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies, continued

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

NOTE 3 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method.  Consequently, for the three months ended March 31, 2009 and 2008, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $285,332 and $403,063, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2009 and 2008 using the Black-Scholes option-pricing model:

	March 31,
	2009	2008
Risk free interest rate	2.80%	3.86%
Expected term (years)	10.0	9.7
Expected volatility	86.7%	89.6%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - Stock-Based Compensation, continued

A summary of the option activity for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2009	4,676,868	1.64
Granted	608,750	.90
Cancelled	(6,000)	(1.20)
Exercised	-	-
Options outstanding at March 31, 2009	5,279,618	1.45	6.70
Options exercisable at March 31, 2009	3,220,850	1.92	5.84

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $545,525 and $955,391, respectively.  There have been no options exercised during the three months ended March 31, 2009.

NOTE 4 - Stockholders’ Equity

During the quarter ended March 31, 2009, approximately 160 shares of the Company’s series A convertible preferred stock were converted into 132,858 shares of the Company’s common stock and no shares of the Company’s series B convertible preferred stock were converted into shares of the Company’s common stock.

On March 23, 2009, the Company issued a total of 88,132 shares of common stock to 500 Linden Oaks Associates LLC, as partial payment for the lease of the Company's corporate headquarters, pursuant to the terms of its lease dated May 14, 2007. The shares were issued at $1.20 per share for a total consideration of $105,570. The shares were issued in transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, or Securities Act. The purchaser is an accredited investor under the Securities Act, was knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares were purchased for investment purposes only and contain restrictions on transfer with certificates containing a legend setting forth such restrictions.

NOTE 5 - Derivative Liability

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued with the Company’s series A and series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Derivative Liability, continued

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2009	January 1, 2009	November 5, 2005
Series A warrants:
Risk-free interest rate	2.68%	2.24%	4.66%
Expected volatility	88.0%	72.9%	59.6%
Expected life (in years)	.67	.92	4
Expected dividend yield	-	-	-

Number of warrants	1,400,000	1,400,000	1,400,000

Fair value	$67,760	$14,840	$1,299,900

	March 31, 2009	January 1, 2009	September 7, 2007
Series B warrants:
Risk-free interest rate	2.68%	2.24%	4.37%
Expected volatility	58.5%	57.8%	70.0%
Expected life (in years)	5.42	5.67	7
Expected dividend yield	-	-	-

Number of warrants	2,234,764	2,234,764	2,234,764

Fair value	$752,557	$408,068	$1,839,099

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based on the historical volatility of similar entities whose share prices are publicly available.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle.  As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Instrument	Decrease in Additional Paid- In-Capital	Decrease in Accumulated Deficit	Increase in Derivative Liability
Warrants	$3,138,999	$2,716,091	$422,908

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in accumulated deficit include $2,716,091 in gains resulting from the decrease in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amount reflects the fair value of each derivative instrument as of the January 1, 2009 date of implementation.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Derivative Liability, continued

Fair Value Measurement

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009
	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$820,317	$-	$-	$820,317

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 2 of the valuation hierarchy. There were no changes in the valuation techniques during the three months ended March 31, 2009.

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

NOTE 6 - Net Loss Per Share, continued

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of March 31:

	2009	2008
Series A convertible preferred stock	3,168,240	3,301,098
Series B convertible preferred stock	3,509,092	3,509,092
Series A warrants to purchase common stock	1,629,402	1,629,402
Series B warrants to purchase common stock	2,234,764	2,234,764
Other warrants to purchase common stock	444,888	532,490
Options to purchase common stock	5,421,308	4,872,866

Total	16,407,694	16,079,712

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

Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.  As of March 31, 2009, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets.  The Company has never been profitable and has not paid any income taxes.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses.  The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  The Company does not believe to have encountered ownership changes which could significantly limit the possible utilization of such carryovers.  However, the Company has not performed a detailed analysis to determine the effect of any such ownership changes on its ability to use these net operating loss and credit carryforwards.  It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of March 31, 2009, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top two customers accounted for approximately 27% and 10% of its total revenue for the three months ended March 31, 2009. For the three months ended March 31, 2008, its then top three customers accounted for 15%, 13% and 11% of its total revenue.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2009 and 2008, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

We are a provider of imaging solutions to accelerate drug and medical device development. Our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of compounds that are likely to prove efficacious, as well as allow our customers to expedite compounds that are demonstrating response. This is done through:

•	improved precision in the measurement of existing imaging-based biomarkers resulting in shorter observation periods, with beneficial cost savings within a clinical trial;

•	new imaging biomarkers, which are better correlated with disease states, again reducing trial length and therefore costs; and

•	reduced processing time for image data analysis through automation.

In addition, our technology helps reduce aggregate clinical development costs through:

•	improved precision for existing biomarkers, thus requiring smaller patient populations and lower administrative costs; and

•	new biomarkers that serve as better correlates, leading to better early screening and elimination of weak drug candidates in pre-clinical trials.

In July 2000, VirtualScopics was formed after being spun out of the University of Rochester and in June 2002, VirtualScopics purchased the underlying technology and patents created by VirtualScopics’ founders from the University of Rochester. VirtualScopics owns all rights to the patents underlying its technology.

Since VirtualScopics’ inception, VirtualScopics’ principal activities have consisted of:

•	research and development;

•	hiring technical, sales and other personnel;

•	providing imaging services and consultancy to pharmaceutical and medical device companies;

•	business development of customer and strategic relationships; and

•	raising capital.

Revenues over the past eight years have been derived primarily from image processing services in connection with pharmaceutical drug trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas.  We expect that the concentration of our revenue will continue in these services and in these areas throughout 2009.  Revenues are recognized as the images that we process are quantified and delivered to our customers.

The number of customers that we perform services for has increasingly grown over the past several years.  We have submitted proposals and bids for a number of other contracts and have received verbal indication that certain projects have been awarded to us. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled on 30 days’ advance notice by a customer.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Revenues

We had revenues of $2,134,000 for the quarter ended March 31, 2009 compared to $1,634,000 for the comparable period in 2008.  This $500,000, or 31%, increase in revenues was directly related to the increase in the demand for our services within the pharmaceutical industry. During the quarter, we performed work for 26 customers, representing 83 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects.  This compares to 26 customers and 57 projects during the same period in 2008. As of March 31, 2009, our project balance (amount remaining to be earned under active projects and awards) exceeded $31,000,000. This represents over a 120% increase over the project balance as of March 31, 2008. The majority of the demand is seen within our oncology service line, however, we have recently seen increased interest in our musculoskeletal applications. During the first quarter of 2009, 63% of our business was in oncology services, 19% in musculoskeletal, the remaining 18% was work performed for the Department of Defense and in other therapeutic areas. This compares to 44%, 35% and 21%, respectively, in 2008. During the first three months of 2009, 55% of the revenues were derived from Phase II and III studies compared to 28% during the comparable period in 2008. Our margins in the later stage studies (Phase II and III) tend to be higher due to the efficiencies gained with the larger volume of analysis and site coordination.

Gross Profit

We had a gross profit of $1,120,000 for the first quarter of 2009 compared to $604,000 for the comparable period in 2008.  Our gross profit margin was 52% during the period ended March 31, 2009 compared to 37% in the first three months of 2008.   The percentage of our business in Phase II and III trials has doubled over the past twelve months which is reflected in our gross margin. Phase II and III studies are inherently more efficient for us to process. Also impacting the improved margin is the increase in overall volume of business during the quarter. We have made significant improvements in order for us to effectively scale the business without requiring a significant amount of additional resources. These improvements and the higher revenue volume allow us to be more effective in the processing of our services, thereby typically resulting in higher margins.

Research and Development

Research and development costs decreased in the quarter ended March 31, 2009 by $16,000, or 6%, to $236,000, when compared to the quarter ended March 31, 2008.  The slight decrease was due to one less employee within our research group in 2009 compared to 2008. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. As of March 31, 2009, there were 9 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs decreased slightly in the quarter ended March 31, 2009 by $7,000, or 2%, to $282,000, when compared to the quarter ended March 31, 2008.  The decrease was a result of the costs incurred rebranding our marketing materials in the first and second quarter of 2008. The resulting marketing materials now display a consistent and representative reflection of the services we provide and the value it generates for our customers. The decrease in the outside marketing costs during the first quarter of 2009 were offset by higher costs associated with the attendance at various trade shows and company sponsored seminars in 2009. As of March 31, 2009, we had four individuals in our sales department.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2009 were $845,000, a decrease of $53,000 or 6%, when compared to the quarter ended March 31, 2008.  The decrease was mainly due to the valuation changes within our stock compensation expense related to the exercise prices and vesting periods of outstanding options granted to employees.

Depreciation and Amortization

Depreciation and amortization charges remained constant at $118,000 for the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008.  This was a result of depreciation charges related to recent capital purchases being offset by a reduction in depreciation charges for assets that have been fully depreciated during the past quarter. We anticipate higher IT costs in 2009 as we seek efficiencies through acquired software applications and computers necessary to support the existing employees and the planned increase in our headcount.

Interest Income (Expense)

Interest income for the quarter ended March 31, 2009 was $3,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $29,000 in the quarter ended March 31, 2008.  The decrease in interest income was a reflection of lower average rates of return on our savings accounts in the first quarter of 2009 compared to first quarter of 2008. Our policy is to place our cash in low risk investments in order to insulate our cash from any adverse market conditions.  Additionally, we recognized a marked to market adjustment of $397,409 related to the loss in fair value of certain derivative financial instruments as a result of the implementation of EITF 07-05 during the first quarter of 2009 (see Note 5).  Under the guidelines of EITF 07-05, there was no adjustment required for the first quarter of 2008.

Net Loss

Net loss for the quarter ended March 31, 2009 was $756,000 compared to a net loss of $925,000 for the quarter ended March 31, 2008.  The significant improvement in our net loss over the prior period was primarily related to the increase in our revenues, growth in our gross profit along with reductions in our operating expenses offset by a non-cash marked to market adjustment to reflect the changes in the fair value of certain outstanding warrants during the first quarter of 2009 as compared to 2008.

Liquidity and Capital Resources

Our working capital as of March 31, 2009 was approximately $2,072,000 as compared to $2,923,000 as of December 31, 2008.  The decrease in working capital was the result of the recognition of recent accounting pronouncements that require the company to reflect the changes in fair value of certain outstanding warrants.

Net cash provided by operating activities totaled $155,000 in the quarter ended March 31, 2009 compared to net cash used of $341,000 in the comparable 2008 quarter.  The $496,000 decrease in cash usage was primarily the result of the higher revenues, improved gross profit and lower operating costs during the first quarter of 2009 compared to the same period in 2008.

We invested $77,000 in the purchase of equipment and the acquisition of patents in the first quarter of 2009, compared to $40,000 for the investment of these items in the first quarter of 2008.  This increase was attributable to further investments in 2009 in our IT infrastructure and costs associated with our intellectual property. We anticipate higher IT related costs in 2009 as we support the growing demand from our customers and to gain efficiencies through the use of purchased software applications.

Cash used for financing activities in the quarter ended March 31, 2009 was $85,000, compared to cash provided by financing activities of $49,000 in the quarter ended March 31, 2008  This change represents the release of restricted cash for investor relations and dividend payments offset by monthly dividend payments for the convertible series B preferred stock in 2008. No similar restriction exists in 2009.

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

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with the minimum bid price required for continued listing on the Nasdaq Capital Market.  In accordance with section 4310(c)(8) of the Nasdaq Marketplace Rules, the Company has until November 9, 2009 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. The Company’s intention is to maintain its listing on Nasdaq and is currently assessing its options to regain compliance. As of May 14, 2009, the closing price of the Company’s common stock, as listed on Nasdaq, was $1.15.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the consulting agreements and operating leases that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities.  The Company adopted FAS 157 as of January 1, 2008. Refer to Note 5 for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141 ( R ) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.   FAS 141 ( R )   became   effective   on   January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity . In addition, net income allocable to noncontrolling interests and net income attributable to stockholders of the Company are  reported separately in the   consolidated statements of   operations. FAS 160 became effective beginning January 1, 2009.  FAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted this standard as of January 1, 2009.  Additional disclosures have been included in the Company’s condensed consolidated financial statements in accordance with FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “ Determination of the Useful Life of Intangible Assets ,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) .  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 ( R ) and other United States GAAP principles ..  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (‘‘EITF’’) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (‘‘EITF 07-05’’). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 had a material impact on our consolidated financial position, results of operations and cash flows as the Company has financial instruments with characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.  Refer to Note 5 for additional disclosure regarding the adoption of EITF 07-05.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

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

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained in this report.  Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report.  These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, approximately 160 shares the Company’s series A convertible preferred stock were converted into 132,858 shares of the Company’s common stock. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 23, 2009, the Company issued a total of 88,132 shares of common stock to 500 Linden Oaks Associates LLC, as partial payment for the lease of the Company's corporate headquarters, pursuant to the terms of its lease dated May 14, 2007. The shares were issued at $1.20 per share for a total consideration of $105,570. The shares were issued in transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, or Securities Act. The purchaser is an accredited investor under the Securities Act, was knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares were purchased for investment purposes only and contain restrictions on transfer with certificates containing a legend setting forth such restrictions.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 10.1     Employment Agreement dated February 24, 2009, by and between Jeffrey Markin and VirtualScopics, Inc. (Incorporated by reference herein to Exhibit 10.17 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange   Commission  on March 19, 2009 (File No. 000-52018))*

Exhibit 10.2     Employment Agreement dated February 24, 2009, by and between Molly  Henderson and VirtualScopics, Inc. (Incorporated by reference herein to Exhibit 10.18 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission  on March 19, 2009 (File No. 000-52018))*

Exhibit 10.3      VirtualScopics, Inc. 2009 Bonus Plan.*

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

  *                 Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer and Senior Vice President

Exhibit Index

Exhibit 10.1    Employment Agreement dated February 24, 2009, by and between Jeffrey Markin and VirtualScopics, Inc. (Incorporated by reference herein to Exhibit 10.17 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission  on March 19, 2009 (File No. 000-52018))*

Exhibit 10.2  Employment Agreement dated February 24, 2009, by and between Molly Henderson  and VirtualScopics, Inc. (Incorporated by reference herein to Exhibit 10.18 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission  on March 19, 2009 (File No. 000-52018))*

Exhibit 10.3 VirtualScopics, Inc. 2009 Bonus Plan.*

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