Form 10-Q
period 2009-06-30
VirtualScopics, Inc.
filed 2009-08-12
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2009_______________________________________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to______________________________________

Commission File Number:   000-52018______________________________________________________________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).□ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2009, there were 23,758,632 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-12
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20
	ITEM 4T: Controls and Procedures	20

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	21
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3: Defaults Upon Senior Securities	21
	ITEM 4: Submission of Matters to a Vote of Security Holders	21
	ITEM 5: Other Information	22
	ITEM 6: Exhibits	22

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets
Cash	$3,157,927	$3,143,904
Accounts receivable	1,395,565	1,021,110
Prepaid expenses and other current assets	355,104	263,297
Total current assets	4,908,596	4,428,311

Patents, net	1,877,522	1,920,446
Property and equipment, net	428,960	355,479
Other assets	95,023	156,788
Total assets	$7,310,101	$6,861,024

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$984,035	$659,009
Accrued payroll	452,081	554,425
Unearned revenue	609,493	291,594
Derivative liability	1,026,231	-
Total current liabilities	3,071,840	1,505,028

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; issued and outstanding, 3,773 shares at June 30, 2009 and 3,976 shares at December 31, 2008; liquidation preference $1,000 per share	4	4
6,000 shares designated Series B; issued and outstanding, 4,226 shares at June 30, 2009 and at December 31, 2008; liquidation preference $1,000 per share	4	4
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 23,758,632 shares at June 30, 2009 and 23,502,352 shares at December 31, 2008	23,759	23,503
Additional paid-in capital	13,881,704	16,546,550
Accumulated deficit	(9,667,210)	(11,214,065)
Total stockholders' equity	4,238,261	5,355,996
Total liabilities and stockholders' equity	$7,310,101	$6,861,024

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$2,541,316	$1,733,299	$4,675,685	$3,367,402
Cost of services	1,147,980	1,021,536	2,162,564	2,051,520
Gross profit	1,393,336	711,763	2,513,121	1,315,882

Operating expenses
Research and development	258,180	212,825	493,735	464,654
Sales and marketing	357,222	384,237	639,676	673,111
General and administrative	859,512	864,663	1,704,191	1,762,167
Depreciation and amortization	119,126	116,765	236,636	234,332
Total operating expenses	1,594,040	1,578,490	3,074,238	3,134,264

Operating loss	(200,704)	(866,727)	(561,117)	(1,818,382)

Other income (expense)
Interest income	87	17,002	3,280	45,727
Other expense	(6,592)	(1,385)	(8,076)	(2,968)
Loss on derivative financial instrument	(205,914)	-	(603,323)	-
Total other income (expense)	(212,419)	15,617	(608,119)	42,759

Net loss	(413,123)	(851,110)	(1,169,236)	(1,775,623)

Series B preferred stock dividend	84,520	84,520	169,040	169,760
Net loss attributable to common stockholders	$(497,643)	$(935,630)	$(1,338,276)	$(1,945,383)

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding – basic and diluted	23,738,855	23,358,625	23,636,886	23,302,346

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(1,169,236)	$(1,775,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236,636	234,332
Loss on disposal of asset	2,904	-
Stock-based compensation expense	554,348	687,291
Issuance of equity instruments for rent	105,570	170,000
Accrual for future issuance of equity instruments for services	-	102,000
Fair value adjustment of derivative liability	603,323	-
Changes in operating assets and liabilities
Accounts receivable	(374,455)	(270,063)
Prepaid expenses and other assets	(91,807)	24,274
Accounts payable and accrued expenses	308,557	(37,573)
Accrued payroll	(102,344)	163,096
Unearned revenue	317,899	(66,336)
Total adjustments	1,560,631	1,007,021
Net cash provided by (used in) operating activities	391,395	(768,602)

Cash flows from investing activities
Purchase of equipment	(185,287)	(21,773)
Acquisition of patents	(23,045)	(56,479)
Net cash used in investing activities	(208,332)	(78,252)

Cash flows from financing activities
Restricted cash	-	298,723
Proceeds from the exercise of warrants	-	876
Cash dividends on series B preferred stock	(169,040)	(169,760)
Net cash (used in) provided by financing activities	(169,040)	129,839

Net increase (decrease) in cash and cash equivalents	14,023	(717,015)

Cash and cash equivalents
Beginning of period	3,143,904	3,955,835
End of period	$3,157,927	$3,238,820

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$105,570	$170,000

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.  In the opinion of the management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market.  The Company was granted additional time by Nasdaq to regain compliance with the continued listing requirements. As of May 19, 2009, the Company regained compliance.

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

Fair Value of Financial Instruments
The Company’s financial instruments are cash, accounts receivable and accounts payable.  The recorded values of cash, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Subsequent Events
Management has evaluated subsequent events or transactions occurring through August 12, 2009, the date the financial statements were issued.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have any impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009.   The adoption of SFAS 165 is did not have any impact on the condensed consolidated financial statements.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for our quarterly reporting period ending September 30, 2009.  The adoption of Statement No. 168 is not expected to have any impact the Company’s consolidated financial position or results of operations.

NOTE 3 - Stock-Based Compensation

The Company uses the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method.  Consequently, for the six months ended June 30, 2009 and 2008, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $554,348 and $687,291, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2009 and 2008 using the Black-Scholes option-pricing model:

	June 30,
	2009	2008
Risk free interest rate	2.96%	3.85%
Expected term (years)	10.0	9.7
Expected volatility	85.73	89.7%
Expected dividend yield	-	-

A summary of the option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2009	4,676,868	1.64
Granted	743,058	0.73
Cancelled	(6,000)	(1.20)
Exercised	-	-
Options outstanding at June 30, 2009	5,413,926	1.42	6.54
Options exercisable at June 30, 2009	3,374,849	1.99	5.69

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 was $545,525 and $1,031,981, respectively.  There have been no options exercised during the six months ended June 30, 2009.

NOTE 4 - Stockholders’ Equity

During the first two quarters ended June 30, 2009, 202.5 shares of the Company’s series A convertible preferred stock were converted into 168,148 shares of the Company’s common stock and no shares of series B convertible preferred stock were converted.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2009	January 1, 2009	November 5, 2005
Series A warrants:
Risk-free interest rate	.19%	2.24%	4.66%
Expected volatility	69.4%	72.9%	59.6%
Expected life (in years)	.42	.92	4
Expected dividend yield	-	-	-

Number of warrants	1,400,000	1,400,000	1,400,000

Fair value	$23,380	$14,840	$1,299,900

	June 30, 2009	January 1, 2009	September 7, 2007
Series B warrants:
Risk-free interest rate	2.54%	2.24%	4.37%
Expected volatility	59.5%	57.8%	70.0%
Expected life (in years)	5.16	5.67	7
Expected dividend yield	-	-	-

Number of warrants	2,234,764	2,234,764	2,234,764

Fair value	$1,002,851	$408,068	$1,839,099

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

EITF 07-05 was implemented in the first quarter of 2009 and was reported as a cumulative effect of a change in accounting principle.  As a result, the cumulative effect on the accounting for the warrants was as follows:

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

The fair value of these warrant liabilities was $1,026,231 at June 30, 2009. The $603,323 change in fair value is reported in our condensed consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009
	Total Carrying Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,026,231	$-	$-	$1,026,231

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the six months ended June 30, 2009.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of June 30:

	2009	2008
Series A convertible preferred stock	3,132,950	3,301,098
Series B convertible preferred stock Series A warrants to purchase common stock	3,509,092 1,629,402	3,509,092 1,629,402
Series B warrants to purchase common stock	2,234,764	2,234,764
Other warrants to purchase common stock	444,888	444,888
Options to purchase common stock	5,555,616	4,972,366

Total	16,506,712	16,091,610

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

Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.  As of June 30, 2009, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets.  The Company has never been profitable and has not paid any income taxes.

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

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of June 30, 2009, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 30% of its total revenue and 27% of its accounts receivable for the six months ended June 30, 2009. For the six months ended June 30, 2008, its then top three customers accounted for 15%, 13% and 12% of its total revenue.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related condensed consolidated statements of operations and cash flows for the quarters ended June 30, 2009 and 2008, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

In addition, we believe our technology helps reduce aggregate clinical development costs through:

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

Revenues over the past eight years have been derived primarily from image processing services in connection with pharmaceutical drug trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas.  We expect that the concentration of our revenue will continue in these services and in these areas throughout 2009.  Revenues are recognized as the services are performed and as images processed are quantified and delivered to our customers.

The number of customers that we perform services for has increasingly grown over the past several years, and we continue to submit proposals and bids for new contracts. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by a customer.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Revenues

We had revenues of $2,541,000 for the quarter ended June 30, 2009 compared to $1,733,000 for the comparable period in 2008.  This $808,000, or 47%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. During the current quarter, we performed work on 82 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects.  This compares to 64 projects during the same period in 2008. The majority of the demand is seen within our oncology service line, however, we have recently seen increased interest in our musculoskeletal applications. During the second quarter of 2009, 70% of our business was in oncology services, 21% in musculoskeletal, the remaining 9% was work performed for the Department of Defense and in other therapeutic areas. This compares to 55%, 27% and 18%, respectively, in 2008. During the second three months of 2009, 59% of the revenues were derived from Phase II and III studies compared to 44% during the comparable period in 2008. Our margins in the later stage studies (Phase II and III) tend to be higher due to the efficiencies gained with the larger volume of analysis and site coordination.

Gross Profit

We had a gross profit of $1,393,000 for the second quarter of 2009 compared to $712,000 for the comparable period in 2008, an increase of 681,000, or 96%.  Our gross profit margin was 55% during the period ended June 30, 2009 compared to 41% in the first six months of 2008.   The percentage of our business in Phase II and III trials has grown over the past twelve months which is reflected in our gross margin. Phase II and III studies are inherently more efficient for us to process. Also impacting the improved margin is the increase in overall volume of business during the quarter. We have made significant improvements in order for us to effectively scale the business without requiring a significant amount of additional resources. These improvements and the higher revenue volume allow us to be more effective in the processing of our services, thereby typically resulting in higher margins. We have begun hiring within our operations to support the growing demand for our services and therefore, anticipate margins to be slightly lower for the remainder of 2009.

Research and Development

Research and development costs increased in the quarter ended June 30, 2009 by $45,000, or 21%, to $258,000, when compared to the quarter ended June 30, 2008.  The increase was a result of relocation costs for one of our scientific staff. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of June 30, 2009, there were 9 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs decreased in the quarter ended June 30, 2009 by $27,000, or 7%, to $357,000, when compared to the quarter ended June 30, 2008.  The decrease was a result of the costs incurred rebranding our marketing materials in the first and second quarter of 2008. The resulting marketing materials now display a consistent and representative reflection of the services we provide and the value it generates for our customers. The decrease in the outside marketing costs during the second quarter of 2009 were offset by higher costs associated with the attendance at various trade shows and company sponsored seminars in 2009.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2009 were $859,000, a decrease of $5,000 or 1%, when compared to the quarter ended June 30, 2008.  The slight decrease was mainly due to the valuation changes within our stock compensation expense. In May 2009, the stockholders approved a stock option exchange program whereby certain option holders are eligible to receive 1 option at the closing market price on the date of the exchange for 2 of their current options. Based on the amount of option holders electing to participate, the non-cash stock compensation expense may increase at the time of the exchange. The specific timing of the exchange is not yet determined however, it is estimated to occur prior to year end.

Depreciation and Amortization

Depreciation and amortization charges remained constant at $119,000 for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  This was a result of depreciation charges related to recent capital purchases being offset by a reduction in depreciation charges for assets that have been fully depreciated during the past quarter. We anticipate higher IT costs in 2009 as we seek efficiencies through acquired software applications and computers necessary to support the existing employees and the planned increase in our headcount.

Other Income (Expense)

Interest income for the quarter ended June 30, 2009 was nominal due to the low interest rates received from our primary banking institution. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk. Additionally, we recognized a marked to market adjustment of $206,000 related to the loss in fair value of certain derivative financial instruments as a result of the implementation of EITF 07-05 during the first quarter of 2009 (see Financial Statement Note 5).  Under the guidelines of EITF 07-05, and because implementation was required beginning in 2009, there was no adjustment required in 2008.

Net Loss

Net loss for the quarter ended June 30, 2009 was $413,000 compared to a net loss of $851,000 for the quarter ended June 30, 2008.  The significant improvement in our net loss over the prior period was primarily related to the increase in our revenues, growth in our gross profit along with reductions in our operating expenses offset by a non-cash marked to market adjustment to reflect the changes in the fair value of certain outstanding warrants during the second quarter of 2009 as compared to 2008.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

Our revenues for the six months ended June 30, 2009 were $4,676,000, an increase of $1,309,000 or 39% over the first half of 2008.  The increase in sales is a reflection of the broadening of our customer base, the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. We performed services for a total of 92 projects in the first half of 2009, as compared to 70 in the first half of 2008.   We are experiencing increased demand for our services in Phase II/III trials, and as a result, we expect that a majority of our revenues from pharmaceutical trial projects will be derived from Phase II and III studies throughout the rest of 2009.

Gross Profit

We had a gross profit of $2,513,000 for the six months ended June 30, 2009 compared to $1,316,000 for the comparable period in 2008. Our gross profit improved $1,197,000 or 91% for the first two quarters combined in 2009 compared to the first two quarters combined in 2008.  The improvement is the result of operating efficiencies, greater sales volume and the inherent efficiency obtained in performing work in later stage clinical trials. During the first half of 2009, 57% of our revenues were generated from Phase II/III trials as compared to 36% during the same period a year ago.

Research and Development

Total research and development expenditures were $494,000 in the first half of 2009 compared to $465,000 for the comparable period in 2008, an increase of 6%. The slight increase was due to relocation costs incurred in 2009 related to one of our scientific staff. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of June 30, 2009, there were 9 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2009 decreased to $640,000, a decrease of $33,000 or 5% over the first half of 2008.  The decrease was a result of a new marketing strategy to better align our marketing materials with our value proposition and service offering in the industry in 2008. We incurred the majority of our rebranding expenses in the first and second quarters of 2008. Offsetting the decrease in 2009 we have incurred higher costs associated with presenting and attending industry sponsored conferences and conducting seminars on emerging topics within imaging for new and existing customers.

General and Administrative

General and administrative expenses for the six months ended June 30, 2009 were $1,704,000, a decrease of $58,000 or 3%, over the first half of 2008.  The decrease is mainly due to a reduction in stock compensation expense for vested stock options related to the timing and vesting schedule of stock option grants.

Depreciation and Amortization

Depreciation and amortization charges remained consistent in the six months ended June 30, 2009 and 2008.

Other Income (Expense)

Interest income for the six months ended June 30, 2009 was $3,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $46,000 in the same period in 2008.  The decrease in interest income was a reflection of the lower average rates of return on our savings accounts in 2009 compared to 2008. Additionally, we recognized a marked to market adjustment of $603,000 related to the loss in fair value of certain derivative financial instruments as a result of the implementation of EITF 07-05 in 2009 (see Financial Statement Note 5).  Under the guidelines of EITF 07-05, and because implementation was required beginning in 2009, there was no adjustment required in 2008.

Net Loss

Our net loss for the six months ended June 30, 2009 was $1,169,000 compared to a net loss of $1,776,000 for the same period in 2008.  The improvement in our net loss over the prior period was primarily related to higher revenues and gross profit, as outlined above, offset by the marked to market adjustment for the fair value of certain outstanding warrants.

Liquidity and Capital Resources

Our working capital as of June 30, 2009 was approximately $1,837,000 compared to $2,923,000 as of December 31, 2008.  The decrease in working capital was a result of the recording of a derivative warrant liability related to the marked to market adjustment of certain warrants in accordance with EITF 07-05 which became effective during 2009 and therefore, no similar adjustment was required in 2008.

Net cash provided by operating activities totaled $391,000 in the six months ended June 30, 2009 compared to net cash used of $769,000 in the comparable 2008 period.  This significant improvement in the amount of cash provided by operating activities is a direct result of increases in revenues and gross profit without increases in spending in research and development and general and administrative expenses. Also impacting operating cash flow was the timing of receivables and payment of accounts payable and payroll.

We invested $208,000 in the purchase of equipment and the acquisition of patents in the first half of 2009, compared to $78,000 for the investment in these items in the first half of 2008. The increase represents investments in our IT infrastructure to support the growing demand for our services.

Cash used in our financing activities in the six months ended June 30, 2009 was $169,000, compared to $130,000 provided by financing activities in the six months ended June 30, 2008 representing the release of restricted cash for investor relations and dividend payments offset by monthly dividend payments for the convertible series B preferred stock.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets ,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) .  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 ( R ) and other United States GAAP principles ..  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009.   The adoption of SFAS 165 is did not have any impact on the condensed consolidated financial statements.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for our quarterly reporting period ending September 30, 2009.  The adoption of Statement No. 168 is not expected to have any impact the Company’s consolidated financial position or results of operations.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, approximately 42.5 shares the Company’s series A convertible preferred stock were converted into 35,290 shares of the Company’s common stock. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

           a)  The Company held its Annual Meeting of Stockholders on May 28, 2009.

           c)  The stockholders voted for the election of eight nominees to serve as directors for a one-year term expiring in 2010 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld

Mostafa Analoui	23,039,444	370,792
Dan Kerpelman	22,961,600	448,636
Robert Klimasewski	23,032,785	377,451
Sidney Knafel	21,897,646	1,512,590
Jeffrey Markin	23,028,908	381,328
Norman Mintz	22,937,787	472,449
Charles Phelps	22,942,535	467,701
Terence Walts	23,035,537	374,699

There were no abstentions and no broker non-votes.

The stockholders voted to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of our outstanding common stock in the range of 1:2 to 1:4, to be determined by our Board of Directors at any time between May 28, 2009 and May 28, 2010, without the requirement of further approval by our stockholders. The vote was 22,763,640 for, 626,716 against and there were 19,880 abstentions. There were no broker non-votes.

The stockholders voted to approve our Amended and Restated 2006 Long-Term Incentive Plan (the “Plan”)  (i) to increase the number of shares authorized for issuance under the Plan from 2,500,000 to 6,900,000, (ii) to permit conditional awards under the amended Plan and future amendments thereto, and (iii) to increase the limitation on the number of shares available for stock awards with no vesting restrictions from 5% to 20% under the Plan. The vote was 10,140,872 for, 7,404,064 against and there were 13,850 abstentions. There were no broker non-votes.

The stockholders voted to approve a one-time stock option exchange program under which our eligible employees (including our executive officers) and directors would be able to elect to exchange outstanding stock options issued under our equity incentive plans for new lower-priced options. The vote was 11,140,944 for, 6,399,895 against and there were 17,947 abstentions. There were no broker non-votes.

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

Dated: August 12, 2009	VIRTUALSCOPICS, INC.

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