Form 10-Q
period 2009-09-30
VirtualScopics, Inc.
filed 2009-11-13
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2009_______________________________________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________to__________________________________

Commission File Number:   000-52018________________________________________________________________

VirtualScopics, Inc

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

As of October 30, 2009, there were 24,897,069 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited)
	and December 31, 2008	1
	Unaudited Condensed Consolidated Statements of Operations for the three and
	nine months ended September 30, 2009 and 2008	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-11
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19
	ITEM 4T: Controls and Procedures	19-20

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	20
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3: Defaults Upon Senior Securities	20
	ITEM 4: Submission of Matters to a Vote of Security Holders	20
	ITEM 5: Other Information	20
	ITEM 6: Exhibits	20

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets
Cash	$3,652,496	$3,143,904
Accounts receivable	1,812,627	1,021,110
Prepaid expenses and other current assets	359,425	263,297
Total current assets	5,824,548	4,428,311

Patents, net	1,864,284	1,920,446
Property and equipment, net	415,957	355,479
Other assets	64,140	156,788
Total assets	$8,168,929	$6,861,024

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$736,062	$659,009
Accrued payroll	547,729	554,425
Unearned revenue	1,238,606	291,594
Derivative liability	1,427,906	-
Total current liabilities	3,950,303	1,505,028

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
8,400 shares designated Series A; issued and outstanding, 3,563 shares at September 30, 2009 and 3,976 shares at December 31, 2008; liquidation preference $1,000 per share	4	4
6,000 shares designated Series B; issued and outstanding, 3,196 shares at September 30, 2009 and 4,226 at December 31, 2008; liquidation preference $1,000 per share	3	4
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 24,788,278 shares at September 30, 2009 and 23,502,352 shares at December 31, 2008	24,788	23,503
Additional paid-in capital	14,076,948	16,546,550
Accumulated deficit	(9,883,117)	(11,214,065)
Total stockholders' equity	4,218,626	5,355,996
Total liabilities and stockholders' equity	$8,168,929	$6,861,024

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$2,797,680	$1,815,616	$7,473,366	$5,183,017
Cost of services	1,201,353	1,005,700	3,363,916	3,057,220
Gross profit	1,596,327	809,916	4,109,450	2,125,797

Operating expenses
Research and development	255,755	232,986	749,490	697,640
Sales and marketing	238,112	263,917	877,788	937,028
General and administrative	798,427	750,747	2,502,618	2,512,914
Depreciation and amortization	114,707	116,234	351,344	350,565
Total operating expenses	1,407,001	1,363,884	4,481,240	4,498,147

Operating income (loss)	189,326	(553,968)	(371,790)	(2,372,350)

Other income (expense)
Interest income	668	13,952	3,948	59,679
Other expense	(4,226)	(8,569)	(12,303)	(11,537)
Loss on derivative financial instrument	(401,675)	-	(1,004,998)	-
Total other income (expense)	(405,233)	5,383	(1,013,353)	48,142

Net loss	(215,907)	(548,585)	(1,385,143)	(2,324,208)

Series B preferred stock dividend	75,476	84,547	244,516	254,307
Net loss attributable to common stockholders	$(291,383)	$(633,132)	$(1,629,659)	$(2,578,515)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.07)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	24,129,045	23,459,853	23,802,742	23,355,232

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ened September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(1,385,143)	$(2,324,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	351,344	350,565
Loss on disposal of asset	2,904	-
Stock-based compensation expense	836,403	923,891
Issuance of equity instruments for rent	105,570	170,000
Accrual for future issuance of equity instruments for services	-	153,000
Fair value adjustment of derivative liability	1,004,998	-
Changes in operating assets and liabilities
Accounts receivable	(791,517)	(183,076)
Prepaid expenses and other assets	(96,128)	13,824
Accounts payable and accrued expenses	50,277	(242,170)
Accrued payroll	(6,696)	169,743
Unearned revenue	947,012	17,997
Total adjustments	2,404,167	1,373,774
Net cash provided by (used in) operating activities	1,019,024	(950,434)

Cash flows from investing activities
Purchase of equipment	(222,872)	(21,773)
Acquisition of patents	(43,044)	(68,006)
Net cash used in investing activities	(265,916)	(89,779)

Cash flows from financing activities
Restricted cash	-	396,370
Proceeds from the exercise of warrants	-	876
Cash dividends on series B preferred stock	(244,516)	(254,307)
Net cash (used in) provided by financing activities	(244,516)	142,939

Net increase (decrease) in cash and cash equivalents	508,592	(897,274)

Cash and cash equivalents
Beginning of period	3,143,904	3,955,835

End of period	$3,652,496	$3,058,561

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$105,570	$170,000

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.  In the opinion of  management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market.  The Company was granted additional time by Nasdaq to regain compliance with the continued listing requirements. In its 2009 proxy, the Company included the proposal for stockholders to vote on the ability for the board of directors to effectuate a reverse stock split any time prior to May 28, 2010 as a possible mechanism to regain compliance with Nasdaq. The stockholders approved the proposal, however, on May 19, 2009, the Company regained compliance and therefore, it does not anticipate effectuating a reverse stock split.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
The Company applies the revenue recognition principles set forth under the Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” with respect to its revenues from image analysis, consulting and project/data management services, and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when an agreement exists, services and products are provided to the customer, prices are fixed or determinable, and collectability is reasonably assured.  Revenues are reduced for estimated discounts and other allowances, if any.

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

Occasionally, the Company provides software development services to its customers, which may require significant development, modification, and customization.  Software development revenue is billed on a fixed price basis and recognized upon delivery of the software and acceptance by the customer on a completed contract basis in accordance with ASC 605-35, “Construction – Type and Production-Type Contracts.”  The Company does not sell software, software licenses, upgrades or enhancements, or post-contract customer services.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Reimbursements received for out-of-pocket expenses incurred are reported as revenue in the financial statements in accordance with ASC 605-45, “Principal Agent Considerations.”

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

Subsequent Events
Management has evaluated subsequent events or transactions occurring through November 13, 2009, the date the financial statements were issued, to determine if such events or transactions require adjustment or disclosure in the financial statements.

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

Recently Issued and Adopted Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting standards are referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value

The Company adopted a new accounting standard included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 5, “Fair Value Measurements”.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company adopted a new accounting standard related to interim disclosures about fair value of financial instruments included in ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. Our adoption of this standard, effective April 1, 2009, did not impact our consolidated financial condition or results of operations.

Business Combinations

The Company adopted a new accounting standard included in ASC 805, “Business Combinations,” which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. The adoption of this standard will have an impact on the Company’s accounting for any future business combinations.

Consolidation

The Company adopted a new accounting standard included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary through the use of disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.   The new standard would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

Derivative Instruments and Hedging Activities

The Company adopted a new accounting standard included in ASC 815, “Derivatives and Hedging,” requiring entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under U.S. GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Additional disclosures have been included in the Company’s condensed consolidated financial statements in accordance with this standard.

The Company adopted a new accounting standard included in, ASC 815-40, “Contracts in Entity’s Own Equity,”  which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s stock, including evaluation of the instrument’s contingent exercise and settlement provisions.  See Note 5 for the impact of the adoption of ASC 815-40 on the Company’s consolidated financial position and results of operations.

Intangibles

The Company adopted a new accounting standard relating to intangibles and business combinations included in ASC 350, “Intangibles — Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard is effective prospectively for intangible assets acquired or received after January 1, 2009.  The adoption of this standard did not impact our consolidated financial position and results of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subsequent Events

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events,” which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standard requires an entity to disclose the date through which subsequent events have been evaluated.

Accounting Standards Updates

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99.”  This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 did not have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.”  This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings Per Share Amendments to Section 260-10-S99.” This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have material impact on our condensed consolidated financial statements.

NOTE 3 - Stock-Based Compensation

The Company uses the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation,” using the modified prospective method.  Consequently, for the nine months ended September 30, 2009 and 2008, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $836,403 and $923,891, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is primarily based on the Company’s historical data related to exercise and post-vesting cancellation information, which is expected to be similar to future results.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2009 and 2008 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30,
	2009	2008
Risk free interest rate	2.96%	3.85%
Expected term (years)	10.0	9.7
Expected volatility	85.7%	89.7%
Expected dividend yield	-	-

A summary of the option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2009	4,676,868	1.64
Granted	747,058	0.73
Cancelled	(7,000)	(1.99)
Exercised	-	-
Options outstanding at September 30, 2009	5,416,926	1.41	6.29
Options exercisable at September 30, 2009	3,415,474	2.00	5.46

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $545,525 and $1,036,631, respectively.  There have been no options exercised during the nine months ended September 30, 2009.

NOTE 4 - Stockholders’ Equity

During the first three quarters ended September 30, 2009, 413 shares of the Company’s series A convertible preferred stock were converted into 342,524 shares of the Company’s common stock and 1,030 shares of series B convertible preferred stock were converted in 855,270 shares of the Company’s common stock.

On March 23, 2009, the Company issued a total of 88,132 shares of common stock to 500 Linden Oaks Associates LLC, as partial payment for the lease of the Company's corporate headquarters, pursuant to the terms of its lease dated May 14, 2007. The shares were issued at $1.20 per share for a total consideration of $105,570.

NOTE 5 - Derivative Liability

Under ASC 815-40, “Contracts in Entity’s Own Equity,” instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued with the Company’s series A and series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  In accordance with ASC 815-40, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. ASC 815-40 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2009	January 1, 2009	November 5, 2005
Series A warrants:
Risk-free interest rate	.06%	2.24%	4.66%
Expected volatility	44.4%	72.9%	59.6%
Expected life (in years)	.167	.92	4
Expected dividend yield	-	-	-

Number of warrants	1,400,000	1,400,000	1,400,000

Fair value	$1,120	$14,840	$1,299,900

	September 30, 2009	January 1, 2009	September 7, 2007
Series B warrants:
Risk-free interest rate	2.34%	2.24%	4.37%
Expected volatility	59.4%	57.8%	70.0%
Expected life (in years)	4.92	5.67	7
Expected dividend yield	-	-	-

Number of warrants	2,234,764	2,234,764	2,234,764

Fair value	$1,426,786	$408,068	$1,839,099

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based on the historical volatility of similar entities whose share prices are publicly available.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

ASC 815-40 was implemented in the first quarter of 2009 and was reported as a cumulative effect of a change in accounting principle.  As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Instrument	Decrease in Additional Paid-In-Capital	Decrease in Accumulated Deficit	Increase in Derivative Liability
Warrants	$3,138,999	$2,716,091	$422,908

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of these warrant liabilities was $1,427,906 at September 30, 2009. The $1,004,998 change in fair value is reported in our condensed consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Fair Value Measurement

Valuation Hierarchy
ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,427,906	$-	$-	$1,427,906

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the nine months ended September 30, 2009.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of September 30:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

	2009	2008
Series A convertible preferred stock	2,958,575	3,301,098
Series B convertible preferred stock	2,653,824	3,509,092
Series A warrants to purchase common stock	1,629,402	1,629,402
Series B warrants to purchase common stock	2,234,764	2,234,764
Other warrants to purchase common stock	444,888	444,888
Options to purchase common stock	5,558,616	4,972,366

Total	15,480,069	16,091,610

NOTE 7 - Income Taxes

The Company follows ASC 740, “Income Taxes,” for its reporting of taxes. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.  As of September 30, 2009, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets.  The Company has never been profitable and has not paid any income taxes.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses.  The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers.  However, the Company has not performed a detailed analysis to determine the effect of any such ownership changes on its ability to use these net operating loss and credit carryforwards.  It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of September 30, 2009, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 41% of its total revenue and 58% of its accounts receivable for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, its then top three customers accounted for 16%, 13% and 13% of its total revenue.  The Company’s top customer accounted for approximately 59% of its total revenue for the three months ended September 30, 2009.

NOTE 9 – Subsequent Events

On November 4, 2009, the Company executed a stock option exchange program whereby eligible employees and directors could elect to receive one stock option at the closing market price on November 4, 2009 for two previously granted stock options.  Pursuant to the exchange offer, 1,366,250 eligible options (representing 40% of the total stock options eligible for exchange) were exchanged for new stock options with similar terms (including an additional year vesting period) to purchase 683,125 shares of common stock. The exercise price of the new options is $1.20 per share, which was the closing price of the Company’s common stock on November 4, 2009 as reported by the Nasdaq Capital Market. The exchange did not result in incremental fair value or an additional charge to the Company’s consolidated statement of operations for the period ended September 30, 2009.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 and the related condensed consolidated statements of operations and cash flows for the quarters ended September 30, 2009 and 2008, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

VirtualScopics, Inc. is a leading provider of imaging solutions to accelerate drug and medical device development.  We have developed a robust software platform for analysis and modeling of both structural and functional medical images.  In combination with our industry-leading experience and expertise in advanced imaging biomarker measurement, this platform provides a uniquely clear window into the biological activity of drugs and devices in clinical trial patients, allowing pharmaceutical, biotechnology and medical device companies to make better decisions faster. Additionally, our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of compounds that are likely to prove efficacious, as well as allow our customers to expedite compounds that are demonstrating response. This is done through:

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

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in assisting patients and oncologists in determining whether an anti-angiogenic therapy is having the desired effect. We believe this application will assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510k clearance from the FDA. We will continue to assess the best mechanism for channeling our application into the market; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

In 2007, we were awarded an appropriation from the Department of Defense to work on two projects relating to hyperspectral imagery and image work flow. During the third quarter of 2009, both of these projects have been satisfactorily completed. At present, we are not anticipating significant further projects with the Department of Defense.

Results of Operations

Results of Operations for Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Revenues

We had revenues of $2,798,000 for the quarter ended September 30, 2009 compared to $1,816,000 for the comparable period in 2008.  This $982,000, or 54%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. During the current quarter, we performed work on 83 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects.  This compares to 66 projects during the same period in 2008. The majority of the demand is seen within our oncology service line; however, we have recently seen increased interest in our musculoskeletal applications. During the third quarter of 2009, 84% of our business was in oncology services, 14% in musculoskeletal, the remaining 2% was work performed for the Department of Defense and in other therapeutic areas. This compares to 54%, 23% and 23%, respectively, in 2008. During the third three months of 2009, 67% of the revenues were derived from Phase II and III studies compared to 48% during the comparable period in 2008. Our margins in the later stage studies (Phase II and III) tend to be higher due to the efficiencies gained with the larger volume of analysis and site coordination.

Gross Profit

We had a gross profit of $1,596,000 for the third quarter of 2009 compared to $810,000 for the comparable period in 2008, an increase of 786,000, or 97%.  Our gross profit margin was 57% during the period ended September 30, 2009 compared to 45% in the third quarter of 2008.   The percentage of our business in Phase II and III trials has grown over the past twelve months which is reflected in our gross margin. Phase II and III studies are inherently more efficient for us to process. Also impacting the improved margin is the increase in overall volume of business during the quarter. We have made significant improvements in order for us to effectively scale the business without requiring a significant amount of additional resources. These improvements and the higher revenue volume allow us to be more effective in the processing of our services, thereby typically resulting in higher margins. We have begun hiring within our operations to support the growing demand for our services and therefore, anticipate margins to be slightly lower for the remainder of 2009.

Research and Development

Research and development costs increased in the quarter ended September 30, 2009 by $23,000, or 10%, to $256,000, when compared to the quarter ended September 30, 2008.  The increase was a result of the addition of a software engineer in the quarter. The engineer previously worked on our Department of Defense project which came to an end during the quarter and therefore, the engineer transferred into our core business to assist with building efficiencies within our core software platform. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of September 30, 2009, there were 10 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs decreased in the quarter ended September 30, 2009 by $26,000, or 10%, to $238,000, when compared to the quarter ended September 30, 2008.  The decrease was a result of the timing of trade shows and travel costs during the quarter as compared to prior year.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2009 were $798,000, an increase of $47,000 or 6%, when compared to the quarter ended September 30, 2008.  The increase was due to the valuation changes within our stock compensation expense which increased stock compensation expense by $44,000 during the quarter. In May 2009, the stockholders approved a stock option exchange program whereby certain option holders are eligible to receive one option at the closing market price on the date of the exchange for two of their current options. Based on the number of option holders electing to participate, the non-cash stock compensation expense may increase at the time of the exchange. On November 4, 2009, the Company executed the exchange. The Company does not anticipate this transaction to impact its financial statements; additionally, the exchange reduced the number of stock options outstanding by approximately 683,000.

Depreciation and Amortization

Depreciation and amortization charges were $115,000 for the quarter ended September 30, 2009 compared to $116,000 during the quarter ended September 30, 2008.  This was a result of depreciation charges related to recent capital purchases being offset by a reduction in depreciation charges for assets that have been fully depreciated during the past quarter.

Other Income (Expense)

Interest income for the quarter ended September 30, 2009 was nominal due to the low interest rates received from our primary banking institution. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk. Additionally, we recognized a marked to market adjustment of $402,000 related to the loss in fair value of certain derivative financial instruments (see Financial Statement Note 5).  No adjustment was required in 2008 in accordance with ASC 815-40.

Net Loss

Net loss for the quarter ended September 30, 2009 was $216,000 compared to a net loss of $549,000 for the quarter ended September 30, 2008.  The significant improvement in our net loss over the prior period was primarily related to the increase in our revenues, growth in our gross profit along with reductions in our operating expenses offset by a non-cash marked to market adjustment to reflect the changes in the fair value of certain outstanding warrants during the second quarter of 2009 as compared to 2008.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

Our revenues for the nine months ended September 30, 2009 were $7,473,000, an increase of $2,290,000 or 44% over the first nine months of 2008.  The increase in sales is a reflection of the broadening of our customer base, the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. We performed services for a total of 96 projects in the first nine months of 2009, as compared to 82 in the first nine months of 2008.   We are experiencing increased demand for our services in Phase II/III trials, and as a result, we expect that a majority of our revenues from pharmaceutical trial projects will be derived from Phase II and III studies throughout the rest of 2009.

Gross Profit

We had a gross profit of $4,109,000 for the nine months ended September 30, 2009 compared to $2,126,000 for the comparable period in 2008. Our gross profit improved $1,983,000 or 93% for the first three quarters combined in 2009 compared to the first three quarters combined in 2008.  The improvement is the result of operating efficiencies, greater sales volume and the inherent efficiency obtained in performing work in later stage clinical trials. During the first nine months of 2009, 61% of our revenues were generated from Phase II/III trials as compared to 40% during the same period a year ago.

Research and Development

Total research and development expenditures were $749,000 in the first three quarters of 2009 compared to $697,000 for the comparable period in 2008, an increase of 7%. The slight increase was due to relocation costs incurred in 2009 related to one of our scientific staff as well as the addition of one staff in software development. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of September 30, 2009, there were 10 employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2009 decreased to $878,000, a decrease of $59,000 or 6% over the first nine months of 2008.  The decrease was a result of a new marketing strategy to better align our marketing materials with our value proposition and service offering in the industry in 2008. We incurred the majority of our rebranding expenses in the first and second quarters of 2008. Offsetting the decrease in 2009 we have incurred higher costs associated with presenting and attending industry sponsored conferences and conducting seminars on emerging topics within imaging for new and existing customers.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2009 were $2,503,000, a decrease of $10,000 over the first three quarters of 2008.  The decrease is mainly due to a reduction in stock compensation expense for vested stock options related to the timing and vesting schedule of stock option grants.

Depreciation and Amortization

Depreciation and amortization charges remained consistent in the nine months ended September 30, 2009 and 2008.

Other Income (Expense)

Interest income for the nine months ended September 30, 2009 was $4,000 and comprised of interest earned on the Company’s operating and savings accounts, compared to interest income of $60,000 in the same period in 2008.  The decrease in interest income was a reflection of the lower average rates of return on our savings accounts in 2009 compared to 2008. Additionally, we recognized a marked to market adjustment of $1,005,000 related to the loss in fair value of certain derivative financial instruments (see Financial Statement Note 5).  There was no adjustment required in 2008 in accordance with ASC 815-40.

Net Loss

Our net loss for the nine months ended September 30, 2009 was $1,385,000 compared to a net loss of $2,324,000 for the same period in 2008.  The improvement in our net loss over the prior period was primarily related to higher revenues and gross profit, as outlined above, offset by the marked to market adjustment for the fair value of certain outstanding warrants.

Liquidity and Capital Resources

Our working capital as of September 30, 2009 was approximately $1,875,000 compared to $2,923,000 as of December 31, 2008.  The decrease in working capital was a result of the recording of a derivative warrant liability related to the marked to market adjustment of certain warrants in accordance with ASC 815-40.  As discussed above, no similar adjustment was required in 2008.

Net cash provided by operating activities totaled $1,019,000 in the nine months ended September 30, 2009 compared to net cash used of $950,000 in the comparable 2008 period.  This significant improvement in the amount of cash provided by operating activities is a direct result of increases in revenues and gross profit without increases in spending in research and development and general and administrative expenses. Also impacting operating cash flow was the timing of receivables and payment of accounts payable and payroll.

We invested $266,000 in the purchase of equipment and the acquisition of patents in the first three quarters of 2009, compared to $90,000 for the investment in these items in the first three quarters of 2008. The increase represents investments in our IT infrastructure and the costs associated with implementing an ERP system in order to support the growing demand for our services.

Cash used in our financing activities in the nine months ended September 30, 2009 was $245,000, compared to $143,000 provided by financing activities in the nine months ended September 30, 2008 representing the release of restricted cash for investor relations and dividend payments offset by monthly dividend payments for the convertible series B preferred stock.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (other than the consulting agreements and operating leases) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting standards are referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value

The Company adopted a new accounting standard included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 5, “Fair Value Measurements”.

The Company adopted a new accounting standard related to interim disclosures about fair value of financial instruments included in ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. Our adoption of this standard, effective April 1, 2009, did not impact our consolidated financial condition or results of operations.

Business Combinations

The Company adopted a new accounting standard included in ASC 805, “Business Combinations,” which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. The adoption of this standard will have an impact on the Company’s accounting for any future business combinations.

Consolidation

The Company adopted a new accounting standard included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary through the use of disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.   The new standard would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

Derivative Instruments and Hedging Activities

The Company adopted a new accounting standard included in ASC 815, “Derivatives and Hedging,” requiring entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under U.S. GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Additional disclosures have been included in the Company’s condensed consolidated financial statements in accordance with this standard.

The Company adopted a new accounting standard included in, ASC 815-40, “Contracts in Entity’s Own Equity,”  which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s stock, including evaluation of the instrument’s contingent exercise and settlement provisions.  See Note 5 for the impact of the adoption of ASC 815-40 on the Company’s consolidated financial position and results of operations.

Intangibles

The Company adopted a new accounting standard relating to intangibles and business combinations included in ASC 350, “Intangibles — Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard is effective prospectively for intangible assets acquired or received after January 1, 2009.  The adoption of this standard did not impact our consolidated financial position and results of operations.

Subsequent Events

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events,” which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standard requires an entity to disclose the date through which subsequent events have been evaluated.

Accounting Standards Updates

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99.”  This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 did not have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.”  This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings Per Share Amendments to Section 260-10-S99.” This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have material impact on our condensed consolidated financial statements.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009 and through the date hereof, 370 shares of the Company’s series A convertible preferred stock were converted into 307,234 shares of the Company’s common stock and 1,030 shares of series B convertible preferred stock were converted in 855,270 shares of the Company’s common stock. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A and B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Dated: November 13, 2009	VIRTUALSCOPICS, INC.

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