Form 10-K
period 2009-12-31
VirtualScopics, Inc.
filed 2010-03-23
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☐ndicate by

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ or No  ☐.

* Registrant is not yet required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or No ☐n

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of February 26, 2010 was approximately $16,937,719 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).  This amount does not include any value for the issuer’s series A preferred stock or series B preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of February 26, 2010, there were outstanding 25,579,810 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2010 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2010, are incorporated by reference in Part III (Items 9, 10, 11, 12 and 14) of this Form 10-K.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,” contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

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

ITEM 1: Business

We are a provider of quantitative imaging for clinical trials serving the pharmaceutical, biotechnology and medical device industries.  We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images.  Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical and medical device research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer.

VirtualScopics, LLC was formed in 2000. In November 2005, VirtualScopics, LLC (“VS”), a New York limited liability company, entered into a merger agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation.  As a result of the exchange, the members of VS became the controlling stockholders of CA.  CA did not have any meaningful operations prior to the merger.  Immediately following the merger, CA changed its name to VirtualScopics, Inc. VirtualScopics, Inc. is a Delaware corporation and headquartered in Rochester, New York.

Business Overview

Our image-based measurement and visualization tools enable automated, accurate and reproducible measurement of minute changes that occur in anatomic structures in musculoskeletal, oncological, cardiological and neurological diseases.  For pharmaceutical, biotechnology and medical device manufacturers, these tools can significantly alleviate or reduce clinical development bottlenecks by increasing the speed, accuracy and reliability of the demonstration of a new compound’s efficacy.  Further, these measurements can be used to assess the viability of continuing a drug development project and eliminate as soon as possible a drug that is likely to fail.  Early failure is critical to the pharmaceutical industry to prevent the expenditure of R&D funds on a drug that will not perform as expected. We believe that this is especially important today with the large number of compounds that are awaiting evaluation.

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in providing patients and oncologists information to determine whether an anti-angiogenic therapy is having the desired effect. We believe this application will better assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510k clearance from the FDA. We will continue to assess the best mechanism for channeling our application into the market as well as the process for obtaining reimbursement from payers; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

Additionally, in 2007, we received two awards totaling approximately $2.1 million for the application of our technology with the United States Department of Defense in the area of oblique hyper-spectral imagery, this work concluded in 2009. In 2009 and 2008, we recognized approximately $344,000 and $860,000, respectively, in revenues related to our work with the Department of Defense.

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

Benefits to Patients and Health Care Providers in Personalized Medicine

The specific opportunities that we are pursuing within personalized medicine are mostly related to the treatment monitoring of patients. Cancer is a leading cause of death throughout much of the developed world, and technologies for closely monitoring disease progression and response to treatment are currently lacking. We believe this presents us with a significant market opportunity.

In personalized medicine, our technology is designed to offer physicians and medical insurers better treatment planning of patients based on determination of patient response to compounds or other treatment options.  For example, in oncology we have demonstrated the ability to determine whether patients are showing response to an anti-angiogenic drug after only 48 hours of treatment (Glenn Liu et al., “Dynamic Contrast-Enhanced Magnetic Resonance Imaging as a Pharmacodynamic Measure of Response After Acute Dosing of AG-013736, an Oral Angiogenesis Inhibitor, in Patients With Advanced Solid Tumors: Results From a Phase I Study,” Journal of Clinical Oncology, vol. 20, August 20, 2005).

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

During 2010, we plan to expand our assessment and commercialization efforts within this market. We have begun a dialogue with the FDA to gather the Agency's feedback on our services and validate our assumptions regarding regulatory approval. We also intend to gain insight into the level of supporting data that will be necessary to claim and demonstrate predictability. Based on this feedback we plan to consider whether to do a staged approach with the regulatory approvals (i.e. not include the predictability claim in our first approval) in order to begin performing blood flow and vascular permeability measurements and collect any necessary data to demonstrate and claim predictability. Also, during 2010, we will engage consultants to assist in our efforts to commercialize this service. We expect this will begin with a technology assessment, followed by further verification of the economic and value propositions to the various impacted groups. The next step will be to gather feedback from key opinion leaders within oncology, insurance companies and pharmaceutical companies on their assessment and utility of the service. We then plan to further our knowledge regarding the various elements and hurdles of healthcare services in order to develop a solid strategy and financial models of this market. Based on these results, we would anticipate a resulting executable strategy on how best to navigate the complex healthcare markets in order to drive adoption within the industry. At that time, we will be able to estimate the level of capital, if any, that would be necessary to enter this market.

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

Innovation in Image-Based Biomarkers
With a multidisciplinary team of medical professionals (including staff radiologists), scientists and software developers, we deliver unparalleled innovation in the analysis of specific biomarkers. Measurements may include specific FDA-acknowledged (RECIST and tumor volume) biomarkers as well as secondary or exploratory endpoints such as cavitation/necrosis, or shape. By extracting substantially more information from existing imaging modalities such as CT or MRI, we believe we offer a more definite and efficient basis for determining the course of clinical trials.

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

Musculoskeletal Applications
Our image analysis provides a degree of accuracy and reproducibility that cannot be duplicated by manual techniques. Standard endpoints, such as pain or functionality scoring are largely subjective and difficult to reproduce. Our quantitative imaging replaces subjective evaluation - knee pain ranked on a scale of 1 to 10 - with an objective quantification - volume of lost cartilage in cubic millimeters. Unlike manual assessment methods, our computer aided approach allows you to track the boundary location of each structure in a data set from one scan to another, even if the patient is not positioned in precisely the same way for each scan, or if there have been some anatomical changes between scans. For cartilage volumes and thickness measurements, the Coefficient of Variation (CV) typically falls between 2% and 4% - we can detect minute changes with statistical confidence, allowing our clients to reduce study populations or shorten study durations.

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

Medical Device and Biologics
New research continues to focus on the development of devices and/or biologics that will generate new and better cartilage for patients with osteoarthritis and knee injuries. Our technology uses a suite of tools to assist in the identification of cartilage lesions within the knee. These tools allow for the tracking of structural changes and the quality of new tissue being grown within those lesions.  For example, we are currently working with leading biologic and medical device companies to determine the percent fill for lesions implanted with the device/biologic. This analysis serves as a useful tool in that it demonstrates the degree of success of the implant.  It is presumed in the industry that the higher the percent fill the lower the degree of pain for the patient.  We also provide quality of tissue assessments (i.e. T2 maps) to provide our customers with information on the composition of the repair tissue. It is also believed that the closer the repair tissue is to ‘normal’ tissue the longer the life span is of the repair tissue with the resulting benefit being the ultimate health and comfort of the patient.

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

Sales and Marketing

Our sales and business development strategy is centered around the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical, medical device, and biotechnology companies. To date, we have made significant inroads by having contracts with 12 of the 15 leading pharmaceutical, biotechnology and medical device companies.  During 2009, we performed services for 109 projects representing 28 customers. We continue to grow our business by leveraging relationships with our current customers and through referrals.  As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organization.  We continue to receive positive feedback from our customers, which has resulted in new projects. Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Complementing our sales and marketing effort, we actively participate in medical conferences to showcase our technology, services and results, as well as joint publications with sponsors which often results in highly visible, research.  We have built a strong base of clinical collaborators across varied disease platforms.

We are continuing an active sales and marketing effort and are currently in discussions with a number of additional potential customers to form business and/or partnerships.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

Industry Overview
The global Pharmaceutical market is expected to grow by 2.5-3.5% in 2009 with the industry forecasted to generate around $750 billion in revenues. Although impacted by the economic downturn in 2009, the industry is insulated to a greater extent than other industries where consumer spending is far more discretionary. Other factors such as patent expirations, the introduction of cheaper generics, a slowdown in innovative product launches, and hurdles imposed by payers on market access and acceptance have contributed to record low sales growth this year. While the pharmaceutical market is expected to rebound as the global economy recovers, an unprecedented level of potential patent expirations in 2011 and 2012 will curb sales growth. In spite of these pressures, the demand for medicines and treatments is expected to rise due to 1) an aging world population with an increased need for medical care, 2) unhealthy lifestyles leading to increased frequency of chronic diseases, 3) high economic growth in emerging markets leading to an increased demand for better quality healthcare and 4) scientific advances that create the foundation for innovative treatments for previously untreatable diseases.

The global compound annual growth rate (CAGR) for pharmaceutical market growth is forecasted to be 3 - 6 percent through 2013.1 The U.S. Pharmaceutical market is expected to contract by 1-2 percent in 2009, with the 5 year growth forecast being fairly flat. Emerging markets on the other hand are expected to grow collectively at a 13-16 percent rate through 2013 and contribute 40% to global revenues. Approximately 50 - 60 new chemical or biological products are expected to be launched over the next two years with at least 10 of them being potential blockbuster drugs.

As the growth rate in the demand for prescription drugs decreases, it is getting harder for Pharmaceutical companies to maintain the same levels of R&D spending as in the past. Additionally, the cost and complexity of developing new drugs has increased substantially relative to its eventual potential value. Due to the high attrition rates, the total resources required to yield one successful product are rising. For every 5,000 -10,000 compounds that enter at the discovery stage, only one goes on to reach the market. The table below illustrates the complete R&D process from pre discovery to market.

1 imshealth.com - IMS Health Lowers 2009 Global Pharmaceutical Market Forecast to 2.5 – 3.5 Percent Growth

 2

Drug Development Process

Typically, most functions of the drug and medical device R&D process are managed by Clinical Research Organizations (CROs). Rising costs and falling productivity, among other trends are driving pharmaceutical companies to outsource an increasing range of functions to CROs in search of time and cost savings. This produced strong double-digit growth in the CRO sector between 2003 and 2008. The total CRO market size is estimated at $20bn in 2008 and expected to grow at an annual rate of 8.5% to reach $35bn through 2015. The market is highly fragmented and the number of CROs worldwide has reached over 1,100 despite continued consolidation.3 The leading CRO’s are Quintiles (7.6%), Covance (4.7%) and PPD (4.3%)

Although the FDA has significantly reduced the average approval time for new drugs (1.1 years in 2005-2007 period), clinical development time has been increasing over the years, resulting in total development time being fairly flat in recent years (average of 8.6 years since 2002). Growing complexities in protocol design leading to longer clinical development times has been the major contributor to the rising costs that sponsors are facing. The table below illustrates the increasing trend in R&D costs over the years, while the number of new drug approvals continues to stagnate.

2 PHRMA Industry Report 2009
3 http://www.reuters.com/article/pressRelease/idUS39967+21-Sep-2009+BW20090921

The current trend in drug development is for pharmaceutical companies to shift towards a niche market. The 'one size fits all' approach is being replaced by a more targeted, innovative approach to develop treatments for small patient groups with complicated diseases such as cancer, rheumatoid arthritis and immune disorders. Such 'niche buster drugs' are expected to exploit new technologies such as biomarkers and theranostics and will support the continued development of personalized medicine.

With the U.S administration trying to implement health care reform, increased regulatory oversight and pressure on drug companies to reduce prices, there is a need for R&D to become more efficient and reduce costs to prevent an innovation slowdown in the industry. Many leading pharmaceutical companies have restructured their R&D processes by establishing centers of R&D excellence and disease focused centers. Commercial success rate for new drugs is low, with only 2 out of 10 drugs matching or exceeding average R&D costs.

Because of these factors, we believe our quantitative imaging analysis offer a solution to these issues within drug development but providing more precise and reliable information in the assessment of compounds being developed. We believe our increased precision and reproducibility enable our customers to make more confident decisions on the efficacy of their compounds.

Quantitative Image Analysis Services

We have conducted research to determine the current size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries.  Based on our research and discussion within the imaging CRO and medical device and drug development industries, we have found that the market is fragmented, with approximately $550 million in total annual revenues projected for 2009.

Over the past several years, the industry underwent a growth phase as the use of imaging end-points is becoming more prevalent within the FDA.  We now estimate the annual growth rate for the market at 5% to 10% for the next five years.  Our estimates are based on the amount of trials currently conducted within therapeutic areas that we work in. We also have performed a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are also growing.  Specifically, BioClinica, Perceptive (division of Parexel), RadPharm and ICON.

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

Intellectual Property

We consider our proprietary and patented technology and the technology for which we have applied for patent protection to be of importance to our business plan.  We hold eleven patents issued by the United States Patent and Trademark Office.  These patents begin to expire in November 2018 through 2027.  We have also applied for a number of other patents, both domestically and in foreign jurisdictions.  To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.  Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with us.  These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Competition

Our main competitors are clinical research organizations (CROs) providing clinical trial services to pharmaceutical companies. As of the date of this report, we believe that none of the leading CROs have technology capabilities that are comparable to our technology. CROs typically provide manual and non-differentiated interpretation of medical images for the pharmaceutical industry.  As a result, we believe that currently there is an opportunity for us to establish a technology advantage and a set of differentiated services in the advanced image-based biomarker market.

Our technology competition is largely comprised of a limited number of university research centers that are working on developing the next generation of image analysis tools.  Aside from the university centers, there are a few commercial entities that have a desire to provide these advanced imaging services; however, we believe they are constrained by their lack of technical capabilities.

Competitors in Accelerating Pharmaceutical and Medical Device Development

The main CROs which participate in imaging trials are BioClinica, RadPharm, Synarc, Perceptive and ICON.  It is our understanding that these companies use predominately manual approaches that are unable to quantify minute structures in medical images.  As a result, it may be difficult for them to offer differentiated services to achieve higher profit margins and at the same levels of reproducibility as ours. Additionally, some academic centers have worked on software that has applications for neurological diseases. These academic centers include Duke Image Analysis Laboratory, University of Pennsylvania, University of Montreal and University of California at San Francisco.  However, we believe these organizations lack the required FDA compliance standards and ability to scale their operations to meet customer demand and we believe they offer inferior technology.

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

FDA

The FDA regulates medical devices. A “medical device,” or device, is an article, including software and software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Computer software that complements a CT or MRI scan, such as VirtualScopics, we believe is considered a medical device and is therefore subject to FDA regulation.  To date, our sales have been to the pharmaceutical and medical device industries to support their clinical trials. We would need to obtain FDA clearance or approval, as discussed below, before using our technology and services for diagnostic or treatment planning in a clinical setting. When we begin pursuing the application of our services in patient diagnostics, no assurance can be given that such clearance or approval would be granted or that it would be granted in a timely manner.
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

We currently meet the requirements of Good Clinical Practices: Consolidated Guidance, which governs the conduct of clinical trials, and our software complies with the FDA’s Regulation 21 CFR Part 11 (Electronic Records; Signatures) and 21 CFR Part 820.30, which outline the requirements for design controls in medical devices. As mentioned throughout this section, as we develop our approach into personalized medicine, FDA approval would most likely be required for the use of our software in that market.

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

Research and Development Costs

We incurred $975,311 and $941,193 in research and development costs for the years ended December 31, 2009 and 2008, respectively.

Customers

One customer accounted for 10% or more of our revenue during the year ended December 31, 2009, this same customer accounted for more than 10% of our revenue during the year ended December 31, 2008. The following table sets forth information as to revenue and percentage of revenue for these years for our three largest customers in 2009 and corresponding revenues for 2008:

	Years Ended December 31,
Customer	2009		2008

Novartis	$4,473,523	43%	$1,275,720	18%
Merck Serono	$851,385	8%	$537,246	8%
Amgen	$707,804	7%	$637,189	9%

Employees

As of December 31, 2009, we had 70 employees and six contract radiologists.  Of our employees, 66 are full-time.

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

Prior to 2009, VirtualScopics incurred losses from operating activities since it began operations in 2001. As we continue to grow the business, we may face risks and difficulties in our business including uncertainties of further market penetration, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

If our products and services do not continue to attract interest from new and existing customers, we may not achieve future growth.

If we are unable to continue to attract interest in the industry for our services, we could fail to achieve future growth which would have a detrimental effect on our business. Our ability to generate revenues is highly dependent on building and maintaining relationships with leading pharmaceutical and biotechnology companies. No assurance can be given that a sufficient number of such companies will increase their demand for our services, thereby limiting the overall market for quantitative imaging services and not enable us to increase our revenue to the extent expected. In addition, the rate of the growth of MRI and CT image-based biomarkers is difficult to predict. Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

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

If we are unable to manage and sustain our growth, our operating results would be adversely affected.

We have seen a growing demand for our image analysis services over the past several years.  Although there can be no assurance that this will continue, if it does continue we may be unable to scale our capacity efficiently to meet this demand.  If we are unable to do so, we may fail to maintain our operating margins or achieve expected operating margins.  This may have a material and adverse effect on our operating results.

Our services may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

Our services depend on the needs of our customers and their desire to utilize image-related services in drug and medical device development and clinical diagnosis and treatment. Since the image-based biomarker industry is characterized by evolving technologies, uncertain technology and limited availability of standards, we must respond to new research findings and technological changes affecting our customers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new or modified products and services, which respond to technological changes, evolving customer requirements and competition. If we are unsuccessful in this regard, our business and operating results could be materially and adversely affected.

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

To date, our sales have been within the clinical trial industry. To enter the patient treatment or personalized medicine market we would need to obtain FDA clearance or approval before marketing our services in this area. There can be no assurance that such clearance or approval would be granted or that it would be granted in a timely manner. To effectively market our products to physicians as a treatment aid, we would also need to obtain appropriate coverage and favorable reimbursement from third-party payers, such as Medicare and insurance companies. There can be no assurance that appropriate coverage would be granted or that reimbursement levels or conditions of coverage would be adequate to ensure acceptance among physicians. Additionally, the efforts of governments and third-party payers to contain or reduce the cost of health care, such as a number of legislative and regulatory proposals currently being discussed, could affect our ability to implement our plans in this area.

We may in the future experience competition from academic sites, imaging CROs, and other competing technologies.

Competition in the development of imaging solutions may become more widespread as with emerging technologies such as proteomics and genomics which can serve as predictive tools of drug efficacy. Competitors range from university-based research and development projects which would develop advanced tools to development stage companies and major domestic and international companies which would commercialize the tools. Some of these entities have greater financial, technical, marketing, sales, distribution and other resources than ours. There can be no assurance that we can continue to develop our technologies or that present or future competitors will not develop technologies that render our image-based biomarker industry obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

We have experienced significant demand from one customer, thereby increasing our dependence on the customer until we can further diversify our customer base.

While we continue to serve a broad range of customers, we’ve experienced strong demand from one of our customers, and our dependence on that customer to sustain our continued growth has increased. In 2009, this customer accounted for 43% of our revenue. We continue to see increasing demand from other customers, however, not to the same significant pace. We continue to invest on our sales and marketing efforts to further diversify our customers and more broadly penetrate the market, in order to minimize reliance on any one customer. As with all of our contracts, this customer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by the customer to cancel all of its studies with us could have an adverse impact on the growth of our business.

Consolidation within the pharmaceutical industry and changes within healthcare regulation may have an adverse impact on our business.

Over the past few years, there have been several mergers and acquisitions among pharmaceutical and biotechnology companies. Historically, these transactions have positively impacted our business due to a broader exposure within the merged entity, however, there can be no assurance that consolidation within the industry will continue to be beneficial to us. Additionally, with the recent political landscape and changes within the healthcare industry, there may be an adverse impact on our business if the cost of imaging significantly increases or no longer becomes standard of care for patients. Although, we don’t believe imaging will decline in its level of use, if it does we may need to reduce prices or invest in research to advance the education and science of medical imaging.

The trading price of our stock may be adversely affected if we are not able to continue to grow the business.

We intend to continue to use our cash on hand to broaden our market penetration of our services within the industry and pursue the application of one of our technologies in the personalized medicine market. If our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of our cash to fund general operating expenses and/or reduce costs within the organization. This will depend on a number of factors, including, but not limited to:

•	the lack of significant cancellations of customer contracts
•	the further market penetration of our products and services; and
•	our ability to manage and sustain the growth of our business.

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

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales, could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities.  As of February 26, 2010, we had 25,579,810 shares of common stock outstanding.  These shares are eligible for resale in the public market either immediately or subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.  In addition to these outstanding shares of common stock, the series B convertible preferred stock and the warrants to purchase common stock issued in our 2007 private placement are initially convertible into 5,846,821 shares of our common stock and registered for resale under a registration statement on Form S-3.  There are also 2,854,780 shares of our common stock issuable upon conversion of our series A convertible preferred stock and warrants sold in our November 2005 private placement, eligible for resale under Rule 144.  Additionally, we have filed registration statements on Form S-8 to register the sale of up to 6,900,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan.  Finally, we have approximately 1,243,000 shares of common stock underlying options issued under our 2001, and 2005 Long-Term Incentive Plans that may be eligible for resale in the public market pursuant to an exemption under Rule 701 of the Securities Act.  Sales of our common stock in the public market may have a depressive effect on the market for the shares of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders (greater than 10%) and their affiliates control approximately 30% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

ITEM 2: Properties

In July, 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The annual rent under the lease is $360,000, and increases three percent (3%) a year.  During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually; and, a stock portion of $204,000 annually, paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock.  In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. During 2009 and 2008, we had issued 88,132 and 165,007 shares, respectively, of the Company’s common stock ranging from $1.20 to $2.50 per share for a total value of $105,570 and $221,000, respectively.  Management believes that the leased property is adequately covered by insurance.

ITEM 3: Legal Proceedings

None.

ITEM 4: Submission of Matters to Vote of Security Holders

None.

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.”  The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2008 through December 31, 2009. These prices do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2008
	HIGH	LOW

First Quarter	$1.24	$0.37
Second Quarter	0.79	0.40
Third Quarter	0.75	0.36
Fourth Quarter	0.60	0.37

Fiscal Year Ended December 31, 2009
	HIGH	LOW

First Quarter	$1.10	$0.43
Second Quarter	1.26	0.83
Third Quarter	1.48	1.01
Fourth Quarter	1.22	1.01

As of February 26, 2010, we had approximately 122 registered holders of record of shares of our common stock.

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

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,157,512	(1)	$0.67	3,727,424
Equity compensation plans not approved by security holders	350,000	(2)	$2.50	-
Total	5,507,512		$0.79	3,727,424

(1)           This amount includes shares under the plans of VirtualScopics, LLC, pursuant to the November 2005 reverse acquisition in connection with which we agreed to issue 532,490 shares of our common stock to holders of warrants granted by VirtualScopics, LLC, in exchange for consideration in the form of goods and services. Also we agreed to issue 4,557,492 shares of common stock collectively, under our 2001, 2005 and 2006 Long Term Incentive Plans. Also included are 67,530 shares of common stock underlying warrants we issued to the placement agent in connection with our September 2007 private placement, which was approved by stockholders in November 2007.

(2)           In November 2005, our Board of Directors granted to our Chairman and former CEO, Robert Klimasewski, an option to purchase 350,000 shares of our common stock at $2.50 per share.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, the Company issued 103,795 shares of common stock upon the conversion of 125 shares of the Company’s series A convertible preferred stock and issued 237,482 shares of common stock upon the conversion of 286 shares of series B convertible preferred stock.  The Company did not receive any cash or other consideration in connection with the conversions.  Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A and series B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, consolidated changes in stockholders’ equity and cash flow for the years ended December 31, 2009 and 2008, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

In July 2000, VirtualScopics was formed after being spun out of the University of Rochester. In June 2002, we purchased the underlying technology and patents created by VirtualScopics’ founders from the University of Rochester. In November 2005, we performed an exchange transaction with ConsultAmerica whereby prior to the exchange ConsultAmerica, Inc. had no meaningful operations and, therefore, the exchange was treated as recapitalization of VirtualScopics, LLC.  Following the transaction, we succeeded to the business of VirtualScopics, Inc. as a provider of image-based biomarker solutions and have continued this business since that time. We own all rights to the patents underlying its technology.

Revenue over the past eight years has been derived primarily from image processing services in connection with pharmaceutical drug trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular areas.  We expect that the concentration of our revenue will continue in these services and in those areas in 2010.  Revenues are recognized as the MRI and CT images that we process are quantified and delivered to our customers and/or the services are performed. During 2010, we will also continue to pursue the personalized medicine market, however, we do not anticipate significant revenues from this market opportunity in 2010 as we further define our opportunity and commercialization strategy.

As of December 31, 2009, the amount remaining to be earned from active projects and awards was approximately $36 million. Once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue.  Customers may not continue our services due to performance reasons with their compounds in development.  Furthermore, the contracts may contemplate performance over multiple years.  Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made.  Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.  Additionally, the majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Results of Operations

Results of Operations for Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

We had revenues of $10,393,000 for the year ended December 31, 2009 compared to $7,131,000 for the year ended December 31, 2008, representing a 46% increase. The increase in revenues is directly related to the growing demand for our services in the industry. We continue to see growing demand for our oncology analysis services as well as demand within the medical device industry. During 2009 we performed work for 28 customers, representing 109 different projects, in connection with their pharmaceutical drug trials primarily in the fields of oncology and musculoskeletal diseases (osteoarthritis and rheumatoid arthritis) along with various other projects. This compares to 90 projects in 2008. Our average contract size was $513,000 in 2009 compared to approximately $350,000 in 2008. The increase in contract size is a reflection of a greater number of studies performed in later phases of clinical trials as well as our customers confidence and value in our services. As of December 31, 2009, we had active projects with 12 of the leading 15 pharmaceutical and biotechnology companies in the world. Historically, the majority of the pharmaceutical projects for which we have performed work to date are in pre-clinical, Phase I or Phase II studies. In 2009, 64% of our revenues were now from Phase II and Phase III studies compared to 42% for the full year of 2008. Additionally, for the year ended December 31, 2009, oncology, musculoskeletal and other projects represented 76%, 17%, and 7%, respectively, of our revenues. This compares to 52%, 26%, and 22%, respectively, for 2008.

Gross Profit

We had a gross profit of $5,615,000 for the year ended December 31, 2009 compared to $3,099,000 for the comparable period in 2008.  Our gross profit improved year over year due to the greater amount of work performed on later stage clinical trials, and efficiencies made within our operations. Later stage trials (Phase II/III) typically have more analysis due to the patient population of the study, as a result, we tend to have greater economies of scale because of the repetitive nature of the work we perform. We anticipate our gross margins will approximate 50% throughout 2010 based on the projected nature of the project services in later stage trials we expect to perform.

Research and Development

Research and development costs increased slightly in 2009 by $34,000, or 4%, to $975,000, when compared to 2008.  The slight increase was largely attributed to the allocation of resources to research and development during 2009, along with the relocation costs associated with one of our scientists. As of December 31, 2009, there were ten employees in our research and development group, this includes the algorithm and software development groups. Our research and development efforts are centered around improving the functionality of our existing algorithms and software platform as well as the refinement of our algorithms to new therapeutic areas. We anticipate some investments made within our software platform in 2010 as we enhance and enable a reporting functionality accessible to our customers.

Sales and Marketing

Sales and marketing costs increased slightly in 2009 by $20,000, to $1,240,000, when compared to 2008.  The increase was a result of higher marketing efforts during the first half of 2008, offset by higher commissions and salaries in 2009. We anticipate additional investments in our sales and marketing effort in 2010 as we continue to increase our efforts around broader market penetration of our services. As of the date of this report, there are five individuals in our sales and marketing department.

General and Administrative

General and administrative expenses for the year ended December 31, 2009 were $3,209,000, representing a slight increase of $51,000 or 2%, when compared to 2008.  The increase is mainly due to higher costs associated with computer network and licensing costs supporting the 46% increase in revenues during 2009.  During 2010, the company anticipates higher general and administrative costs as it continues its investment in the commercialization of the personalized medicine application. The Company anticipates consultant charges to add to the base of general and administrative costs that it currently operates within.

Depreciation and Amortization

Depreciation and amortization charges increased slightly for the year ended December 31, 2009 by $4,000 or less than 1%, to $470,000, when compared to 2008.  This increase is attributed to the amortization and depreciation of patents and computer equipment. The amortization and depreciation schedules are based on the timing and life of the patent costs and equipment. We continue to invest in our patent portfolio and computer systems, however, do not anticipate significant expenditures necessary in either area to support our current business.

Interest (Expense)/Income, net

Interest income for the year ended December 31, 2009 was $7,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $74,000 in 2008.  The decrease in interest income was due to lower rates of return earned on our investment accounts.  Other expense for the years ended December 31, 2009 and 2008 was $22,000 and $16,000, respectively which relates to franchise taxes paid during the year. Additionally, we recognized a marked to market adjustment of $717,000 related to the loss in fair value of warrants issued during our 2005 and 2007 equity raises.  No adjustment was required in 2008 in accordance with ASC 815-40.

Net Loss

Our net loss for the year ended December 31, 2009 was $1,011,000 compared to a net loss of $2,629,000 for the year ended December 31, 2008.  The decrease in our net loss over the prior period was related to higher revenues, better gross margin and reduced spending in research and development, as planned and outlined above offset by a non-cash marked to market adjustment to reflect the changes in the fair value of certain outstanding warrants during  2009 as compared to 2008.

Liquidity and Capital Resources

Our working capital as of December 31, 2009 and 2008 was approximately $2,549,000 and $2,923,000, respectively.  The decrease in working capital was a result of the $1,100,000 non-cash mark to market adjustment with respect to warrants issued in our 2005 and 2007 equity financings, required under ASC 815-40 for 2009. Retroactive adjustment was not required for 2008 under the guidance of ASC815-40.  This was offset by a $1,200,000 increase in our cash balance compared to December 31, 2008.

Net cash provided by operating activities in 2009 was $1,850,000 compared to net cash used in operating activities of $846,000 in 2008.  This significant improvement in the amount of cash used on operating activities was primarily the result of the strong revenue growth and solid cost controls in 2009. Also impacting the change from the prior year was the timing of payment of our receivables, accounts payable and accrued expenses and advance billings from customers, which is reflected in deferred revenue.  As we perform the services to our customers, revenue is recognized and offset against deferred revenue.

We invested $362,000 in the purchase of equipment and the acquisition of patents in 2009, compared to $127,000 for the investment of these items in 2008.  This increase largely represents an increase in computer hardware and software to support our growing revenues and hiring of employees. We anticipate that our IT related costs will increase in 2010 as we develop our on-line reporting tool for our customers.   During 2009, we incurred $45,000 in patent costs associated with filing costs for intellectual property, as compared to $100,000 in 2008. The reduction is due to the timing of office actions within our existing patent filings.

Net cash used in financing activities in 2009 was $304,000 compared to net cash provided by our financing activities in 2008 was $161,000.  This decrease was due to restricted cash which was used in 2008 for the payment of dividends.

We currently expect that existing cash and cash equivalents will be sufficient to fund our existing operations for the next 12 months and foreseeable future. If in the future our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 which we expect to have an effect on our liquidity and cash flow in future periods.  (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
	Less than
	Total	1 Year	1-2 Years

Operating Leases	$805,415	$324,968	$480,447

Recently Issued and Adopted Accounting Pronouncements
In June 2009, the FASB issued the accounting codification provisions (the “Codification”) as described in FASB ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles). Released on July 1, 2009, the Codification became the source of authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of these provisions, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for the Company’s quarterly reporting period ended September 30, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements other than changes in referencing to authoritative accounting pronouncements.

Effective January 1, 2009, the Company adopted new provisions of FASB ASC 815-40, Contracts in Entity’s own Equity (formerly FASB Staff Position Emerging Issues Task Force Issue No. 07-05,  Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ) which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company adopted this standard on January 1, 2009 and has included additional disclosures in its consolidated financial statements. See Note 7 – Derivative Liability for a further discussion regarding the Company’s measurement of derivative instruments

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165,  Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The FASB subsequently issued ASU 2010-09 which among other things eliminated the requirement that SEC registrants disclose the date through which it has evaluated subsequent events. The provisions are effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new provisions of FASB ASC 825, Financial Instruments (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) requiring entities to provide disclosures about the fair value of financial instruments in interim financial information. The provisions require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99 (“Update 2009-04”). Update 2009-04 represents an update to Topic 480-10-S99, Distinguishing Liabilities from Equity, based on Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Company adopted Update 2009-04 for the quarter ended September 30, 2009 and the adoption of Update 2009-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurement and Disclosures — Measuring Liabilities at Fair Value (“Update 2009-05”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures – Overall of the FASB ASC. Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted Update 2009-05 for the quarter ended September 30, 2009. Management has determined that the adoption of Update 2009-05 did not have a material impact on the Company’s consolidated financial statements.

ITEM 8: Financial Statements and Supplementary Data

The financial statements required hereby are located on pages F-1 through F-21 of this report.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated in this report by reference to our definitive Proxy Statement referred to in Item 10 above where such information appears under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

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

March 23, 2010	VirtualScopics, Inc. (Registrant)
/s/ Molly Henderson
Chief Business and Financial Officer, Sr. Vice President

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

DATE	SIGNATURE	TITLE

March 23, 2010	/s/ Jeffrey Markin	President and Chief Executive Officer
	(Jeffrey Markin)	(Principal Executive Officer)

March 23, 2010	/s/ Molly Henderson	Chief Business and Financial Officer and
	(Molly Henderson)	Sr. Vice President
(Principal Financial and Accounting Officer)

March 23, 2010	/s/ Robert Klimasewski	Chairman of the Board of Directors
(Robert Klimasewski)

March 23, 2010	/s/ Norman Mintz	Director
(Norman Mintz)

March 23, 2010	/s/ Charles Phelps	Director
(Charles Phelps)

March 23, 2010	/s/ Sidney Knafel	Director
(Sidney Knafel)

March 23, 2010	/s/ Dan Kerpelman	Director
(Dan Kerpelman)

March 23, 2010	/s/ Terence Walts	Director
(Terence Walts)

March 23, 2010	/s/ Mostafa Analoui	Director
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

4.2
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

10.4
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

10.6
Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.7
Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.8
VirtualScopics, Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 10, 2009 (File No. 000-52018))

10.9
2007 Bonus Plan (Incorporated herein by reference to Exhibit 10.21 of the VirtualScopics, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (File No. 000-52018)).*

10.10
Independent Director Compensation Plan (Incorporated herein by reference to Exhibit 10.22 of the VirtualScopics, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (File No. 000-52018))*

10.11
Indemnification Agreement by and among VirtualScopics, Inc. and Norman Mintz, dated as of August 1, 2007. (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.12
Standstill Agreement by and between VirtualScopics, Inc. Jeffrey Markin, dated September 12, 2007. (Incorporated herein by reference to Exhibit 10.4 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).*

10.13
Non-Employee Director Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2008 (File No. 000-52018)).*

10.14
2009 Bonus Plan (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Quarterly  Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 (File No. 000-52018)).*

10.15
Employment Agreement dated February 24, 2009, by and between Jeffrey Markin and VirtualScopics, Inc.*  (Incorporated herein by reference to Exhibit 10.17 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.16
Employment Agreement dated February 24, 2009, by and between Molly Henderson and VirtualScopics, Inc.*  (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc., 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum LLP

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
VirtualScopics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements effective January 1, 2009, the Company adopted a new accounting principle which required it to change the manner in which it accounts for certain equity instruments (Note 5).

/s/ Marcum LLP

New York, New York
March 23, 2010

VirtualScopics, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2009	2008

Assets

Current assets
Cash	$4,327,410	$3,143,904
Accounts receivable, net of allowance for doubtful accounts of $20,786 and $0, respectively	1,481,381	1,021,110
Prepaid expenses and other assets	387,247	263,297
Total current assets	6,196,038	4,428,311

Patents, net	1,832,560	1,920,446
Property and equipment, net	456,169	355,479
Other assets	33,258	156,788

Total assets	$8,518,025	$6,861,024

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$658,430	$659,009
Accrued payroll	837,177	554,425
Unearned revenue	1,011,498	291,594
Derivative liability	1,139,953	-
Total current liabilities	3,647,058	1,505,028

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A; 8,400 shares authorized; issued and outstanding; 3,438 and 3,976 at December 31, 2009 and 2008, respectively, liquidation preference $1,000 per share	3	4
Series B; 6,000 shares authorized; issued and outstanding; 2,910 and 4,226 at December 31, 2009 and 2008, respectively, liquidation preference $1,000 per share	3	4
Common stock, $0.001 par value; 85,000,000 shares authorized;	25,233	23,503
issued and outstanding, 25,233,255 shares at December 31, 2009 and 23,502,352 shares at December 31, 2008
Additional paid-in capital	14,354,929	16,546,550
Accumulated deficit	(9,509,201)	(11,214,065)

Total stockholders’ equity	4,870,967	5,355,996

Total liabilities and stockholders’ equity	$8,518,025	$6,861,024

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008

Revenues	$10,392,825	$7,130,518
Cost of services	4,777,471	4,031,198
Gross profit	5,615,354	3,099,320
Operating expenses
Research and development	975,311	941,193
Sales and marketing	1,240,310	1,219,882
General and administrative	3,209,419	3,158,359
Depreciation and amortization	469,585	466,150
Total operating expenses	5,894,625	5,785,584
Operating loss	(279,271)	(2,686,264)
Other income (expense)
Interest income	7,116	73,599
Other expense	(22,027)	(16,077)
Loss on derivative financial instrument	(717,045)	-
Total other (expense) income	(731,956)	57,522
Net loss	(1,011,227)	(2,628,742)

Series B preferred stock cash dividend	304,318	338,827
Net loss attributable to common stockholders	$(1,315,545)	$(2,967,569)

Basic and diluted net loss per common share	$(0.05)	$(0.13)

Weighted average number of common shares outstanding basic and diluted	24,102,126	23,389,705

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at December 31, 2007	4,001	$4	4,230	$4	23,225,664	$23,226	$15,616,124	$(8,585,323)	$7,054,035

Conversion of Series A Preferred to Common Stock	(25)	-	-	-	20,759	21	(21)	-	-

Conversion of Series B Preferred to Common Stock	-	-	(4)	-	3,321	3	(3)	-	-

Exercise of warrants	-	-	-	-	87,601	88	788	-	876

Amortization of stock option costs	-	-	-	-	-	-	1,047,654	-	1,047,654

Common stock issued for rent	-	-	-	-	165,007	165	220,835	-	221,000

Series B preferred stock cash dividends based on 8% annual rate	-	-	-	-	-	-	(338,827)	-	(338,827)

Net loss								(2,628,742)	$(2,628,742)

Balances at December 31, 2008	3,976	$4	4,226	$4	23,502,352	$23,503	$16,546,550	$(11,214,065)	$5,355,996

Cumulative effect of change in accounting principle January 1, 2009 reclassification of equity-linked financial instruments to derivative liability	-	-	-	-	-	-	(3,138,999)	2,716,091	(422,908)

Conversion of Series A Preferred to Common Stock	(538)	(1)	-	-	446,319	446	(445)	-	-

Conversion of Series B Preferred to Common Stock	-	-	(1,316)	(1)	1,092,752	1,093	(1,092)	-	-

Amortization of stock option costs	-	-	-	-	-	-	1,027,561	-	1,027,561

Common stock issued for rent	-	-	-	-	88,132	88	105,482	-	105,570

Restricted stock units issuance					103,700	103	120,190		120,293

Series B preferred stock cash dividends based on 8% annual rate	-	-	-	-	-	-	(304,318)	-	(304,318)

Net loss	-	-	-	-	-	-	-	(1,011,227)	$(1,011,227)
Balances at December 31, 2009	3,438	$3	2,910	$3	25,233,255	$25,233	$14,354,929	$(9,509,201)	$4,870,967

The accompanying notes are an integral part of these consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(1,011,227)	$(2,628,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	469,585	466,150
Loss on disposition and write downs of property and equipment	2,904	-
Provision for doubtful accounts	20,786	-
Stock-based compensation	1,067,080	1,123,283
Issuance of equity instruments for rent	105,570	221,000
Issuance of restricted stock units	120,293	-
Accrual for future issuance of equity instruments for rent	-	207,060
Loss on derivative financial instrument	717,045	-
Changes in operating assets and liabilities
Accounts receivable	(481,057)	(372,810)
Prepaid expenses and other assets	(123,950)	43,004
Unearned revenue	719,904	12,319
Accounts payable and accrued expenses	(40,098)	(250,373)
Accrued payroll	282,752	333,412
Total adjustments	2,860,814	1,783,045
Net cash provided by (used in) operating activities	1,849,587	(845,697)

Cash flows from investing activities
Purchase of equipment	(317,067)	(26,731)
Acquisition of patents	(44,696)	(100,351)
Net cash used in investing activities	(361,763)	(127,082)

Cash flows from financing activities
Proceeds from the exercise of warrants and stock options	-	876
Restricted cash	-	498,799
Cash dividends on series B preferred stock	(304,318)	(338,827)
Net cash (used in) provided by financing activities	(304,318)	160,848
Net increase (decrease) in cash and cash equivalents	1,183,506	(811,931)
Cash and cash equivalents
Beginning of year	3,143,904	3,955,835
End of year	$4,327,410	$3,143,904

Supplemental disclosure of cash flow information
Cash paid during the year for:
Taxes	$-	$-
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$105,570	$221,000
Issuance of restricted stock units	$120,293	$-

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

In February 2008, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price ($1.00) required for continued listing on the Nasdaq Capital Market.  The Company was granted additional time by Nasdaq to regain compliance with the continued listing requirements. On May 19, 2009, the Company regained compliance and remains in compliance as of the date of this report.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2009 and 2008, the Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable
Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances, if any. The allowance for doubtful accounts at December 31, 2009 and 2008 was $20,768 and $0, respectively.

Right to Use Equipment
In April 2004, the Company obtained the right to use a Magnetic Resonance Imaging (“MRI”) machine owned by the University of Rochester for a period of seven years (Note 11).  The Company has recorded the value of the right in other assets in the accompanying consolidated balance sheets and is amortizing the asset based on usage over the life of the agreement.

For the years ended December 31, 2009 and 2008, the total amount charged to amortization on this asset which is included in the accompanying consolidated statements of operations was $123,530 and $123,529, respectively.  As of December 31, 2009 and 2008, the unamortized balance of this asset is $156,787 and $280,317, respectively, of which $123,529 is classified within prepaid expenses and other assets for 2009 and 2008.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expense in the statement of operations in the period of disposal.

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

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2009, the Company has not recorded any impairment charges on its long-lived assets.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date (Note 5).

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when an agreement exists, services and products are provided to the customer, prices are fixed or determinable, and collectability is reasonably assured.  Revenues are reduced for estimated discounts and other allowances, if any.

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

Occasionally, the Company provides software development services to its customers, which may require significant development, modification, and customization.  Software development revenue is billed on a fixed price basis and recognized upon delivery of the software and acceptance by the customer on a completed contract basis.  The Company does not sell software, software licenses, upgrades or enhancements, or post-contract customer services.

Reimbursements received for out-of-pocket expenses incurred are reported as revenue in the financial statements.

Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Research and Development
Research and development expense relates to the development of new products and processes including significant improvements to existing products. These costs are expensed as incurred. Research and development costs for the year ended December 31, 2009 and 2008 were $975,311 and $941,193, respectively.

Fair Value of Financial Instruments
Fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy.  See Note 5 – Derivative Liability for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Stock Based Compensation
For the year ended December 31, 2009 and 2008, the Company’s consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $1,067,080 and $1,123,283, respectively.

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

The following assumptions were used to estimate the fair value of options granted for the year ended December 31, 2009 and 2008 using the Black-Scholes option-pricing model:

	December 31,
	2009	2008
Risk free interest rate	2.81%	3.85%
Expected term (years)	8.10	9.71
Expected volatility	73.6%	89.7%
Expected dividend yield	-	-

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of December 31:

	2009	2008
Series A convertible preferred stock	2,854,780	3,301,098
Series B convertible preferred stock	2,416,341	3,509,093
Warrants to purchase common stock	2,679,652	4,309,055
Options to purchase common stock	4,907,492	4,818,558

Total	12,858,265	15,937,804

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued the accounting codification provisions (the “Codification”) as described in FASB ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles). Released on July 1, 2009, the Codification became the source of authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of these provisions, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for the Company’s quarterly reporting period ended September 30, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements other than changes in referencing to authoritative accounting pronouncements.

Effective January 1, 2009, the Company adopted new provisions of FASB ASC 815-40, Contracts in Entity’s own Equity (formerly FASB Staff Position Emerging Issues Task Force Issue No. 07-05,  Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ) which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company adopted this standard on January 1, 2009 and has included additional disclosures in its consolidated financial statements. See Note 7 – Derivative Liability for a further discussion regarding the Company’s measurement of derivative instruments

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165,  Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The FASB subsequently issued ASU 2010-09 which among other things eliminated the requirement that SEC registrants disclose the date through which it has evaluated subsequent events. The provisions are effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new provisions of FASB ASC 825, Financial Instruments (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) requiring entities to provide disclosures about the fair value of financial instruments in interim financial information. The provisions require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99 (“Update 2009-04”). Update 2009-04 represents an update to Topic 480-10-S99, Distinguishing Liabilities from Equity, based on Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Company adopted Update 2009-04 for the quarter ended September 30, 2009 and the adoption of Update 2009-04 did not have a material impact on the Company’s consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurement and Disclosures — Measuring Liabilities at Fair Value (“Update 2009-05”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures – Overall of the FASB ASC. Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted Update 2009-05 for the quarter ended September 30, 2009. Management has determined that the adoption of Update 2009-05 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31:

	2009	2008
Office/computer equipment	$882,776	$861,901
Furniture and fixtures	165,286	114,462
Software	229,101	147,650
Leasehold improvements	99,375	99,375
	1,376,538	1,223,388
Less: accumulated depreciation	(920,369)	(867,909)
	$456,169	$355,479

Depreciation expense amounted to 213,473 and $213,931 for the years ended December 31, 2009 and 2008, respectively.

The Company disposed of and wrote-off property and equipment with $163,917 of cost and $161,013 of accumulated depreciation for the year ended December 31, 2009.

NOTE 4 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement.  The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents.  The warrants were recorded at fair value which totaled $157,000. During the years ended December 31, 2009 and 2008, the Company capitalized $44,696 and $100,351, respectively, of legal expenses and filing fees associated with its patents.

Accumulated amortization on the patents amounted to $837,988 as of December 31, 2009.  Amortization expense for the years ended December 31, 2009 and 2008 amounted to $132,582 and $128,690, respectively.  The estimated amortization expense on the patents for the next five years and thereafter is as follows:

For the Years Ending
December 31,	Amount
2010	$133,527
2011	133,527
2012	133,527
2013	133,527
2014	133,527
Thereafter	1,164,925
Total	$1,832,560

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 5 - Derivative Liability

Effective January 1, 2009, the Company adopted a new accounting policy requiring it to change the manner in which it accounts for certain equity instruments. The warrants issued with the Company’s series A and series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  Accordingly, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. The fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2009	January 1, 2009	November 5, 2005
Series A warrants:
Risk-free interest rate	-	2.24%	4.66%
Expected volatility	-	72.9%	59.6%
Expected life (in years)	-	.92	4
Expected dividend yield	-	-	-

Number of warrants	-	1,400,000	1,400,000

Fair value	$-	$14,840	$1,299,900

	December 31, 2009	January 1, 2009	September 7, 2007
Series B warrants:
Risk-free interest rate	2.62%	2.24%	4.37%
Expected volatility	67.5%	57.8%	70.0%
Expected life (in years)	4.67	5.67	7
Expected dividend yield	-	-	-

Number of warrants	2,234,764	2,234,764	2,234,764

Fair value	$1,139,953	$408,068	$1,839,099

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

The change in accounting for warrants was implemented in the first quarter of 2009 and was reported as a cumulative effect of a change in accounting principle.  As a result, the cumulative effect on the accounting for the warrants was as follows:

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Derivative Instrument	Decrease in Additional Paid- In-Capital	Decrease in Accumulated Deficit	Increase in Derivative Liability
Warrants	$3,138,999	$2,716,091	$422,908

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in accumulated deficit include $2,716,091 in gains resulting from the decrease in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amount reflects the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The $717,045 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,139,953	$-	$-	$1,139,953

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the year ended December 31, 2009.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2009	2008
Beginning balance	$(422,908)	$-
Net unrealized loss on derivative financial instruments	(717,045)	-
Ending balance	$(1,139,953)	$-

NOTE 6 – Stockholders’ Equity

Common Stock
The Company has authorized 85,000,000 shares of common stock, par value $0.001.  As of December 31, 2009, the Company had reserved 2,327,937 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, another 350,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 6,900,000 shares for its 2006 Long-term Incentive Plan.

Preferred Stock
The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 6,000 are designated as Series B Convertible Preferred Stock (“Series B Preferred”) as specified in the Certificate of Designation (the “Certificate”).

During November and December 2005, the Company completed a private placement totaling 7,000 units at a purchase price of $1,000 per unit.  Each unit consisted of one share of Series A Preferred, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $4.00 per share.  Gross proceeds from the private placement amounted to $7,000,000 and net proceeds amounted to approximately $6,000,000.  As a result of the private placement, in September 2007 (see below), Series A Preferred is now convertible into 830.36 shares of the Company’s common stock. All Series A warrants have expired.

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000.  Each share of the Series B convertible preferred stock is initially convertible, at the holder’s election, into approximately 830.36 shares of common stock and has a liquidation preference that is pari passu with the Company’s Series A convertible preferred stock and senior to the Company’s common stock.  Cumulative dividends on the Series B convertible preferred stock accrue on the initial stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock, at the option of the Company.  As of December 31, 2009, cash dividend payments amounted to $304,318 and there were no accrued but unpaid dividends to Series B convertible preferred stockholders. During the years ended December 31, 2009 and 2008, cash dividends paid aggregated to $304,318 and $338,827, respectively.

The warrants have a seven-year term and are initially exercisable into 2,167,232 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise.  Fifty percent of the warrants have an initial exercise price equal to $1.2043 per share and the other fifty percent have an initial exercise price of $1.3849 per share. The Company also issued warrants to the financial advisor in the transaction, Canaccord Adams, Inc., to purchase 67,530 shares of common stock, which was recorded at fair value of approximately $57,000 and was recognized as additional paid in capital.  The value of the warrants was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 2.62%, contractual term of seven years, expected volatility of 67.5%, 0% expected dividend yield, stock price of $1.01 per share, and exercise prices of $1.2043 and $1.3849 per share.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The conversion feature of the Company’s warrants do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company included the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  Accordingly the warrants have been classified as derivative liabilities as discussed above.

NOTE 7 – Share-Based Compensation

Stock Options
As of the end of 2009, the Company’s 2001 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and 2006 Long-Term Incentive Plan have a total of 4,907,492 in stock option grants and 103,700 in restricted stock issued to directors, officers and employees of the Company for a total of 5,011,192. In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”), which amended the Company’s 2005 and 2001 Stock Plan. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). As of December 31, 2009, 3,727,424 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan. The 2001 and 2005 Long-Term Incentive Plans have been closed for additional grants.

On November 4, 2009, the Company executed a stock option exchange program whereby eligible employees and directors could elect to receive one stock option at the closing market price on November 4, 2009 for two previously granted stock options.  Pursuant to the exchange offer, 1,366,250 eligible options (representing 40% of the total stock options eligible for exchange) were exchanged for new stock options with similar terms (including an additional year vesting period) to purchase 683,125 shares of common stock. The exercise price of the new options is $1.20 per share, which was the closing price of the Company’s common stock on November 4, 2009 as reported by the Nasdaq Capital Market. The exchange did not result in incremental fair value or an additional charge to the Company’s consolidated statement of operations for the year ended December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company granted options to purchase 1,468,184 and 1,124,432 common stock, respectively, to employees at exercise prices of $0.43, $0.90, $1.02, $1.16, $1.20 and $1.45, which approximated the fair value on the respective grant dates.  Shares granted after November 4, 2005 (the exchange transaction date) were made under the 2006 VirtualScopics, Inc., Long Term Incentive Plan. These options generally vest ratably during the first four years following their issuance and have a ten-year life.

A summary of the option activity for the year ended December 31, 2008 and 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	3,790,731	$2.12
Granted	1,124,432	0.95
Cancelled	(238,295)	(1.70)
Options outstanding at December 31, 2008	4,676,868	1.64	6.53	$4,200
Granted	1,468,184	1.06
Cancelled	(1,379,250)	(3.02)
Options outstanding at December 31, 2009	4,765,802	$0.74	6.10	$329,782
Options exercisable at December 31, 2009	2,390,349	$1.50	4.74	$208,026

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding options as of December 31, 2009 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$ 0.48 - 1.19	2,557,730	6.61	$0.88	1,075,780	$0.82
$ 1.20 - 1.45	1,200,586	6.13	1.22	336,960	1.27
$ 1.88 - 1.90	254,330	2.65	1.90	248,329	1.90
$ 2.36 - 2.50	669,656	5.34	2.44	666,655	2.44
$ 3.03 - 6.70	83,500	6.61	3.04	62,625	3.04
	4,765,802	6.10	$0.74	2,390,349	$1.50

The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 and 2008 was $1,552,150 and $1,065,431, respectively.

For the year ended December 31, 2009, the Company recorded a total of $1,067,080 in stock-based compensation expense, which is included in the general and administrative expenses in the consolidated financial statements.

A summary of the status of the non-vested shares as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2009	1,688,002	$1.65
Granted	1,468,184	1.06
Vested	598,517	3.90
Cancelled Grants	(1,379,250)	(3.02)
Non-vested at December 31, 2009	2,375,453

As of December 31, 2009, there was $1,307,652 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.20 years.  The total fair value of shares vested during the year ended December 31, 2009 amounted to $2,337,097.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Prior to 2008, the Company issued options under the 2006 Long-Term Incentive Plan to non-employee consultants for radiological services performed.  These options to non-employees vest immediately, have exercise prices ranging from $1.12 to $6.85 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and were included in the Company’s statements of operations.

The total amount of stock options outstanding as of December 31, 2009 is:

Stock options granted to employees	4,765,802
Stock options granted to consultants	141,690
Total outstanding	4,907,492

During 2010, and through the date of this report, a total of 1,171,295 stock options were granted, of that amount 1,020,795 were granted to executive officers of the Company.

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the income statements as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. Under the provisions of the 2006 Long Term Incentive Plan, the Company may grant restricted stock to its employees, Board members and consultants. During 2006, the Board of Directors Compensation Committee approved an equity based compensation structure for non-employee Board members. As of December 31, 2009 and 2008, respectively, there were 229,682 and 198,810 shares of common stock that have been issued or are reserved for issuance as restricted stock units under the Plan. As of December 31, 2009, the Company has a liability of $148,860 (equating to 229,682 restricted stock units) related to awards that will be given to certain Board members, on pre-determined dates, in lieu of cash for their services as Board members during 2006, 2007, 2008 and 2009. As the shares are issued by the transfer agent, the liability is reduced. In 2009, 103,700 restricted stock awards were issued to members of the Board for their services on the Board under the 2006 Long Term Incentive Plan. The restricted stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2009. The weighted average grant date fair value of restricted stock issued by the Company during 2009 and 2008 were $120,293 and $0, respectively.

The Company incurred $39,519 and $78,128 in compensation expense in 2009 and 2008 related to the restricted stock awards for services by Board members for those respective periods.

 NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees.  The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code.  During 2009, the Company began a matching contribution to participants 401k plans equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. In 2009, the Company paid a total of $28,023 to participants representing the employer contribution amount.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 9 - Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2001 through 2009, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2009, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  If the Company has a change in ownership, such change could significantly limit the possible utilization of such carryovers.  Since its formation, the Company has raised capital through the issuance of capital stock which, combined with purchasing shareholders' subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The Company has net operating loss carryforwards (“NOLs”) of approximately $8,692,000 as of December 31, 2009 that will be available to offset future taxable income.  Approximately $9,000 of the NOL carryforward, if realized, will result in a benefit to be recorded in APIC. The NOLs are due to expire in 2026 - 2028.  The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

The total net deferred tax asset as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Net operating loss carryforwards	$3,362,588	$3,537,789
Intangible assets	1,140,944	1,274,223
Accrued expenses	115,944	114,704
Stock-based compensation	948,222	1,204,814
Total deferred tax asset	5,567,698	6,131,530

Deferred tax liability:
Property and equipment	(39,825)	(18,517)
Subtotal	5,527,873	6,113,013
Less: valuation allowance	(5,527,873)	(6,113,013)
Total net deferred tax asset	$-	$-

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2009 and 2008 is as follows:
	2009	2008
Federal statutory tax rate	34.00%	(34.00)%
State and local income taxes, net of federal benefit	4.69%	(4.95)%
Stock-based compensation	(66.20)%	4.95%
Loss from derivative financial instrument	(27.43)%	-
Other	(2.92)%	0.13%
	(57.86)%	(33.87)%
Less: valuation allowance	57.86%	33.87%
Provision for income taxes	0.00%	0.00%

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 10 - Commitments and Contingencies

Operating Leases
In July, 2007, the Company began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The annual rent under the lease is $360,000, and increases three percent (3%) a year.  During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually, and a stock portion of $204,000 annually paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock.  In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. During 2009 and 2008, we had issued 88,132 and 165,007 shares, respectively, of the company’s common stock ranging from $1.20 to $2.50 per share for a total value of $105,570 and $221,000, respectively.  Management believes that the leased property is adequately covered by insurance.

In October 2007, the Company entered into a lease agreement for certain equipment.  The lease is for 36 months and will expire in November 2010.

Total rent expense for the years ended December 31, 2009 and 2008 was $331,065 and $371,004, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2010	$324,968
2011	320,298
2012	160,149
Total	$805,415

Services and Co-Marketing Agreement
The Company entered into a Consulting Services and Co-Marketing Agreement dated March 1, 2004, in which it agreed to pay Chondrometrics GmbH, a German limited liability company, fees equal to approximately 7% of the gross revenues it derived from certain services each year throughout the term of the agreement.  The Company was obligated to make minimum payments to Chondrometrics for the first three years of the agreement. Payments made to Chondrometrics in 2009 and 2008 amounted to $0 and approximately $15,000, respectively.  The Consulting Services agreement expired on December 31, 2006 whereas the Co-Marketing Agreement expired on December 31, 2008.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 11 - Related Parties

On June 26, 2002, the Company entered into a multi-year strategic relationship with Pfizer Inc. (“Pfizer”) to accelerate the discovery, validation and application of image-based biomarkers for clinical research.  Under the terms of the agreement, Pfizer invested $2,500,000 in the Company, for a 10% ownership interest. The Company used $1,500,000 of the investment to purchase the intellectual property that it was licensing from the University of Rochester.  In August 2005, the agreement was extended for another two years and provided for termination by Pfizer by giving a 30-day advance written notice. Additionally, in November 2006, the agreement was further extended until July 2008, with automatic renewals unless either party provides written notice 60 days prior to the next anniversary. Revenues generated from this customer were $100,969 and $636,611 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the accounts receivable balance from Pfizer was $8,383 and $14,159, respectively.

In December 2002, the Company received an investment of $2,450,000 from GE Medical Systems.  Upon receipt of the proceeds of this investment, the Company purchased an MRI machine from this investor for $2,300,000.  During 2003, the equipment was sold to the University of Rochester, a related party, for $2,300,000.  The Company retained the right to use the machine exclusively one day a week until March, 2011.  The balance of $1,050,000 was applied as an advance payment for use of the equipment and is recorded in other assets on the balance sheet as of December 31, 2009 and is being amortized based on usage over the life of the agreement.  The equipment is being used by the Company for research and to broaden its ability to service its customers.

NOTE 12 - Major Customers

The Company’s top customer accounted for approximately 43% of total revenue for the year ended December 31, 2009. The Company’s top two customers accounted for 45% and 14% of accounts receivable for the year ended December 31, 2009. For the year ended December 31, 2008, the then top three customers accounted for 18%, 12% and 12% of total revenue.  For the year ended December 31, 2008, the then top three customers accounted for 23%, 10% and 6% of accounts receivable.

NOTE 13 – Subsequent Event

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.