Form 10-Q
period 2010-03-31
VirtualScopics, Inc.
filed 2010-05-14
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-52018

VirtualScopics, Inc
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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
As of April 30, 2010, there were 25,956,793 shares of the registrant’s common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-13
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
	ITEM 4: Controls and Procedures	20-21

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	21
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3: Defaults Upon Senior Securities	22
	ITEM 5: Other Information	22
	ITEM 6: Exhibits	22

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets
Cash	$4,426,631	$4,327,410
Accounts receivable, net	1,375,218	1,481,381
Prepaid expenses and other current assets	433,949	387,247
Total current assets	6,235,798	6,196,038

Patents, net	1,799,785	1,832,560
Property and equipment, net	428,749	456,169
Other assets	-	33,258
Total assets	$8,464,332	$8,518,025

Current liabilities
Accounts payable and accrued expenses	$766,362	$658,430
Accrued payroll	382,985	837,177
Unearned revenue	912,105	1,011,498
Derivative liability	1,269,392	1,139,953
Total current liabilities	3,330,844	3,647,058

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 3,288 and 3,438 shares at March 31, 2010 and December 31, 2009, respectively; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 2,480 and 2,910 at March 31, 2010 and December 31, 2009, respectively; liquidation preference $1,000 per share	2	3
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 25,828,918 and 25,233,255 shares at March 31, and December 31, 2009, respectively	25,829	25,233
Additional paid-in capital	14,608,763	14,354,929
Accumulated deficit	(9,501,109)	(9,509,201)
Total stockholders' equity	5,133,488	4,870,967
Total liabilities and stockholders' equity	$8,464,332	$8,518,025

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenues	$3,071,007	$2,134,370
Cost of services	1,465,388	1,014,584
Gross profit	1,605,619	1,119,786

Operating expenses
Research and development	251,122	235,555
Sales and marketing	302,515	282,454
General and administrative	793,581	844,679
Depreciation and amortization	124,920	117,510
Total operating expenses	1,472,138	1,480,198

Operating income (loss)	133,481	(360,412)

Other income(expense)
Interest income	4,220	3,193
Other expense	(170)	(1,485)
Loss on derivative financial instrument	(129,439)	(397,409)
Total other (expense)	(125,389)	(395,701)

Net income (loss)	8,092	(756,113)

Series B preferred stock dividend	55,966	84,520
Net loss attributable to common stockholders	$(47,874)	$(840,633)

Basic and diluted net loss per common share	$0.00	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	25,520,675	23,533,785

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$8,092	$(756,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,920	117,510
Stock-based compensation	191,280	285,332
Loss on derivative financial instrument	129,439	397,409
Changes in operating assets and liabilities
Accounts receivable	106,163	(168,718)
Prepaid expenses and other assets	(44,326)	(43,495)
Accounts payable and accrued expenses	227,047	118,666
Accrued payroll	(454,192)	(244,321)
Unearned revenue	(99,393)	448,963
Total adjustments	180,938	911,346
Net cash provided by operating activities	189,030	155,233

Cash flows from investing activities
Purchase of equipment	(33,232)	(66,334)
Acquisition of patents	(611)	(10,878)
Net cash used in investing activities	(33,843)	(77,212)

Cash flows from financing activities
Cash dividends on series B preferred stock	(55,966)	(84,520)
Net cash used in financing activities	(55,966)	(84,520)

Net increase (decrease) in cash and cash equivalents	99,221	(6,499)

Cash and cash equivalents
Beginning of period	4,327,410	3,143,904
End of period	$4,426,631	$3,137,405

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$-	$105,570
Issuance of restricted awards in settlement of accrued liability	$132,304	$-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VirtualScopics, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Recently Issued and Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position and results of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard  provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position and results of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $191,280 and $285,332, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2010 and 2009 using the Black-Scholes option-pricing model:

	March 31,
	2010	2009
Risk free interest rate	2.83%	2.80%
Expected term (years)	6.2	10.0
Expected volatility	57.9%	86.7%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the option activity for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2010	4,765,802	0.74
Granted	1,171,295	1.00
Cancelled	(5,000)	(1.17)
Exercised	-	-
Options outstanding at March 31, 2010	5,932,097	1.22	6.64
Options exercisable at March 31, 2010	2,718,431	1.44	4.67

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $667,377 and $545,525, respectively.  There have been no options exercised during the three months ended March 31, 2010.

NOTE 4 - Stockholders’ Equity

During the first quarter ended March 31, 2010, 150 shares of the Company’s series A convertible preferred stock were converted into 124,554 shares of the Company’s common stock and 430 shares of series B convertible preferred stock were converted in 357,055 shares of the Company’s common stock.

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the income statements as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. During the three months ended March 31, 2010, the Company issued 114,054 shares of its common stock valued at $132,304 in settlement of accrued stock awards.

The Company incurred $13,189 and $19,307 in compensation expense in the first quarter of 2010 and 2009, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of March 31, 2010, accrued expenses includes $29,746 of accrued stock awards representing 23,147 shares of common stock granted but not yet issued to directors for their services on the board.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Derivative Liability

Effective January 1, 2009, the Company adopted a new accounting policy requiring it to change the manner in which it accounts for certain equity instruments. The warrants issued with the Company’s series A and series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  Accordingly, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. The change in accounting for warrants was reported as a cumulative effect of a change in accounting principle as of January 1, 2009.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2010	January 1, 2010
Series B warrants:
Risk-free interest rate	2.28%	2.62%
Expected volatility	55.5%	67.5%
Expected life (in years)	4.4	4.67
Expected dividend yield	-	-

Number of warrants	2,234,764	2,234,764

Fair value	$1,269,392	$1,139,953

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based on the historical volatility of similar entities whose share prices are publicly available averaged with the historical volatility of the Company’s trading history excluding the first ten months due to the discreet and non-recurring nature of the trading.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of these warrant liabilities was $1,269,392 at March 31, 2010. The change in fair value during 2010 of $129,439 is reported in our condensed consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010
	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,269,392	$-	$-	$1,269,392

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Quarter Ended March 31,
	2010	2009
Beginning balance	$(1,139,953)	$(422,908)
Net unrealized loss on derivative financial instruments	(129,439)	(397,409)
Ending balance	$(1,269,392)	$(820,317)

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of March 31:

	2010	2009
Series A convertible preferred stock	2,730,227	3,168,240
Series B convertible preferred stock	2,059,288	3,509,092
Series A warrants to purchase common stock	-	1,629,402
Series B warrants to purchase common stock	2,234,764	2,234,764
Other warrants to purchase common stock	444,888	444,888
Options to purchase common stock	6,073,787	5,421,308

Total	13,542,954	16,407,694

NOTE 7 - Income Taxes

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of March 31, 2010, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 49% of its total revenue and 30% of its accounts receivable for the three months ended March 31, 2010. For the three months ended March 31, 2009, its then top two customers accounted for 27% and 10% of its total revenue and 31% and 12% of its accounts receivable.

NOTE 9 – Subsequent Event

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

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2010 and 2009, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

The amount of projects under management has steadily grown over the past several years, and we continue to submit proposals and bids for new contracts. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by a customer.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Revenues

We had revenues of $3,071,000 for the quarter ended March 31, 2010 compared to $2,134,000 for the comparable period in 2009.  This $937,000, or 44%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. During the first quarter, we performed work on 98 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects.  This compares to 83 projects during the same period in 2009. The majority of the demand is seen within our oncology service line; however, we have recently seen increased interest in our musculoskeletal applications. During the first quarter of 2010, 77% of our business was in oncology services and 20% in musculoskeletal, the remaining 3% was in other therapeutic areas. This compares to 63%, 19% and 18%, respectively, in 2009. During the first quarter of 2010, 73% of the revenues were derived from Phase II and III studies compared to 55% during the comparable period in 2009. Additionally, our margins are impacted by the nature of the service mix during the reported quarter. Site qualification activities tend to result in higher margins whereas image analysis activities yield a lower margin. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter.

Gross Profit

We had a gross profit of $1,605,000 for the first quarter of 2010 compared to $1,120,000 for the comparable period in 2009, an increase of 485,000, or 43%.  Our gross profit margin was 52% during the period ended March 31, 2010 and 2009.   Our margins remained consistent year over year as we supported the 44% increase in revenues by hiring within our operations group. The hiring was predominately in project management which is our direct link to our customers. Additionally, we continue to invest in our infrastructure to support efficiencies as we scale the business to support our growth. These investments and the higher revenue volume allow us to be more effective in the processing of our services. In order to balance the needs of our customers and our internal capacity, we anticipate margins in the low 50% range throughout 2010.

Research and Development

Research and development costs increased in the quarter ended March 31, 2010 by $15,000, or 6%, to $251,000, when compared to the quarter ended March 31, 2009.  The increase was a result of general wage and benefit cost increases as well as the addition of two employees within our software development group in 2009. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of March 31, 2010, there were ten employees in our research and development group, which includes the algorithm and software development groups.

Sales and Marketing

Sales and marketing costs increased in the quarter ended March 31, 2010 by $21,000, or 7%, to $303,000, when compared to the quarter ended March 31, 2009.  The increase was a result of general wage increases as well as the timing of trade shows and travel costs during the quarter as compared to prior year. As of March 31, 2010, there were five employees within our sales and marketing group. Their efforts center around company awareness initiatives and direct sales efforts.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2010 were $794,000, a decrease of $51,000 or 6%, when compared to the quarter ended March 31, 2009.  The decrease was due to the lower  valuation of our stock options which vested during the period as compared to the first quarter of 2009. Offsetting the decrease were general rate and benefit cost increases for 2010 for our employees within the general and administrative function. General and administrative personnel include finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $125,000 for the quarter ended March 31, 2010 compared to $118,000 during the quarter ended March 31, 2009.  This $7,000 increase was a result of depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income (Expense)

Interest income for the quarter ended March 31, 2010 was nominal due to the low interest rates received from our primary banking institution. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk. Additionally, we recognized a marked to market adjustment of $129,000 related to the loss in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5).

Net Income/Loss

Net income for the quarter ended March 31, 2010 was $8,000 compared to a net loss of $756,000 for the quarter ended March 31, 2009.  The significant improvement in our net income over the prior period was primarily related to the increase in our revenues, growth in our gross profit along with reductions in the non-cash marked to market adjustment for certain outstanding warrants during the first quarter of 2010 as compared to 2009.

Liquidity and Capital Resources

Our working capital as of March 31, 2010 was approximately $2,905,000 compared to $2,549,000 as of December 31, 2009.  The increase in working capital was a result of the generation of operating income in the first quarter of 2010, offset by timing differences and the recording of a marked to market adjustment related to the loss in fair value of certain warrants in accordance with ASC 815-40.

Net cash provided by operating activities totaled $189,000 in the three months ended March 31, 2010 compared to $155,000 in the comparable 2009 period.  This improvement in the amount of cash provided by operating activities is a direct result of increases in revenues and gross profit without increases in spending in research and development and general and administrative expenses. Also impacting operating cash flow was the timing of receivables and payment of accounts payable and payroll.

We invested $34,000 in the purchase of equipment and the acquisition of patents in the first quarter of 2010, compared to $77,000 for the investment in these items in the first quarter of 2009. The decrease represents investments in our IT infrastructure in 2009 and the costs associated with implementing an ERP system in 2009 to support the growing demand for our services.

Cash used in our financing activities in the three months ended March 31, 2010 was $56,000, compared to $85,000 provided by financing activities in the three months ended March 31, 2009. The reduction is a result of lower dividend payments due to the conversion of series B preferred shares to common stock over the past year which has reduced the amount of required dividend payments.

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

Recently Issued and Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard  provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position and results of operations.

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

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained in this report.  Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report.  These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 4.  Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended March 31, 2010, 150 shares of the Company’s series A convertible preferred stock were converted into 124,554 shares of the Company’s common stock and 430 shares of series B convertible preferred stock were converted in 357,055 shares of the Company’s common stock. The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A and B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Dated: May 14, 2010	VIRTUALSCOPICS, INC.

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