Form 10-Q
period 2010-06-30
VirtualScopics, Inc.
filed 2010-08-12
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to______________________________________

Commission File Number:	000-52018

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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
As of July 31, 2010, there were 26,313,937 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.
TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-14
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22
	ITEM 4: Controls and Procedures	23-24

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	24
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	24
	ITEM 3: Defaults Upon Senior Securities	24
	ITEM 5: Other Information	24
	ITEM 6: Exhibits	24-25

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets
Cash	$4,181,605	$4,327,410
Accounts receivable, net	1,866,327	1,481,381
Prepaid expenses and other current assets	383,205	387,247
Total current assets	6,431,137	6,196,038

Patents, net	1,773,049	1,832,560
Property and equipment, net	481,732	456,169
Other assets	-	33,258
Total assets	$8,685,918	$8,518,025

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,008,261	$658,430
Accrued payroll	571,882	837,177
Unearned revenue	441,282	1,011,498
Derivative liability	1,016,818	1,139,953
Total current liabilities	3,038,243	3,647,058

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 3,188 and 3,438 shares at June 30, 2010 and December 31, 2009, respectively; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 2,026 and 2,910 at June 30, 2010 and December 31, 2009, respectively; liquidation preference $1,000 per share	2	3
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 26,313,937 and 25,233,255 shares at June 30, 2010 and December 31, 2009, respectively	26,314	25,233
Additional paid-in capital	14,781,441	14,354,929
Accumulated deficit	(9,160,085)	(9,509,201)
Total stockholders' equity	5,647,675	4,870,967
Total liabilities and stockholders' equity	$8,685,918	$8,518,025

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$3,221,593	$2,541,316	$6,292,599	$4,675,685
Cost of services	1,574,421	1,147,980	3,039,809	2,162,564
Gross profit	1,647,172	1,393,336	3,252,790	2,513,121

Operating expenses
Research and development	268,116	258,180	519,237	493,735
Sales and marketing	338,808	357,222	641,324	639,676
General and administrative	822,727	859,512	1,616,308	1,704,191
Depreciation and amortization	127,094	119,126	252,013	236,636
Total operating expenses	1,556,745	1,594,040	3,028,882	3,074,238

Operating income (loss)	90,427	(200,704)	223,908	(561,117)

Other income (expense)
Interest income	3,138	87	7,359	3,280
Other expense	(5,115)	(6,592)	(5,286)	(8,076)
Gain (Loss) on derivative financial instrument	252,574	(205,914)	123,135	(603,323)
Total other income (expense)	250,597	(212,419)	125,208	(608,119)

Net income (loss)	341,024	(413,123)	349,116	(1,169,236)

Series B preferred stock dividend	44,092	84,520	100,057	169,040
Net income (loss) attributable to common stockholders	$296,932	$(497,643)	$249,059	$(1,338,276)

Weighted average basic shares outstanding	26,081,487	23,738,855	25,804,026	23,636,886
Weighted average diluted shares outstanding	31,017,406	23,738,855	30,632,898	23,636,886
Basic earnings (loss) per share	$0.01	$(0.02)	$0.01	$(0.06)
Diluted earnings (loss) per share	$0.01	$(0.02)	$0.01	$(0.06)

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$349,116	$(1,169,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	252,013	236,636
Loss on disposal of asset	-	2,904
Stock-based compensation	392,785	554,348
Issuance of equity instruments for rent	-	105,570
Derivative financial instrument	(123,135)	603,323
Changes in operating assets and liabilities
Accounts receivable	(384,946)	(374,455)
Prepaid expenses and other assets	(24,464)	(91,807)
Accounts payable and accrued expenses	459,445	308,557
Accrued payroll	(265,295)	(102,344)
Unearned revenue	(570,216)	317,899
Total adjustments	(263,813)	1,560,631
Net cash provided by operating activities	85,303	391,395

Cash flows from investing activities
Purchase of equipment	(149,048)	(185,287)
Acquisition of patents	(7,253)	(23,045)
Net cash used in investing activities	(156,301)	(208,332)

Cash flows from financing activities
Proceeds from the exercise of stock options for common stock	25,250	-
Cash dividends on series B preferred stock	(100,057)	(169,040)
Net cash used in financing activities	(74,807)	(169,040)

Net (decrease) increase in cash and cash equivalents	(145,805)	14,023

Cash and cash equivalents
Beginning of period	4,327,410	3,143,904
End of period	$4,181,605	$3,157,927

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	-	$105,570
Issuance of restricted awards in settlement of accrued liability	132,304	-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

NOTE 3 - Stock-Based Compensation

For the six months ended June 30, 2010 and 2009, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $370,096 and $537,879, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended June 30, 2010 and 2009, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $192,005 and $271,854, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2010 and 2009 using the Black-Scholes option-pricing model:

	June 30,
	2010	2009
Risk free interest rate	2.79%	2.96%
Expected term (years)	6.2	10.0
Expected volatility	57.7%	85.7%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2010	4,765,802	0.74
Granted	1,517,828	1.06
Exercised	(25,000)	(1.01)
Cancelled	(61,523)	(1.11)
Options outstanding at June 30, 2010	6,197,107	0.81	6.56
Options exercisable at June 30, 2010	2,750,112	1.43	4.47

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $916,396 and $545,525, respectively.  There were 25,000 options exercised during the six months ended June 30, 2010 resulting in proceeds to the company of $25,250.

NOTE 4 - Stockholders’ Equity

During the six months ended June 30, 2010, 250 shares of the Company’s series A convertible preferred stock were converted into 207,590 shares of the Company’s common stock and 884 shares of series B convertible preferred stock were converted in 734,038 shares of the Company’s common stock.

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the income statements as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. During the six months ended June 30, 2010, the Company issued 114,054 shares of its common stock valued at $132,304 in settlement of accrued stock awards.

The Company incurred $22,689 and $16,469 in compensation expense in the first half of 2010 and 2009, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of June 30, 2010, accrued expenses includes $39,245 of accrued stock awards representing 32,147 shares of common stock granted but not yet issued to directors for their services on the board.

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2010	January 1, 2010
Series B warrants:
Risk-free interest rate	1.47%	2.62%
Expected volatility	54.6%	67.5%
Expected life (in years)	4.19	4.67
Expected dividend yield	-	-

Number of warrants	2,234,764	2,234,764

Fair value	$1,016,818	$1,139,953

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

The fair value of these warrant liabilities was $1,016,818 at June 30, 2010. The change in fair value during 2010 of $123,135 is reported in our condensed consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

		Fair Value Measurements at June 30, 2010
	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,016,818	$-	$-	$1,016,818

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$1,269,392	$820,317	$1,139,953	$422,908
Net unrealized (gain)loss on derivative financial instruments	(252,574)	205,914	(123,135)	603,323
Ending balance	$1,016,818	$1,026,231	$1,016,818	$1,026,231

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 - Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009
Basic net income (loss) per share
Numerator:
Income from operations	$341,024	$(413,123)	$349,116	$(1,169,236)
Preferred stock cash dividends	(44,092)	(84,520)	(100,057)	(169,040)
Numerator for basic earnings
per share:
Net income (loss) available to
common stockholders	$296,932	$(497,643)	$249,059	$(1,338,276)

Denominator:
Weighted average basic shares
outstanding	26,081,487	23,738,855	25,804,026	23,636,886

Net income (loss) per basic share:
Income (loss) from operations	$0.01	$(0.02)	$0.01	$(0.05)
Preferred stock cash dividends	0.00	0.00	0.00	(0.01)
Net income (loss) available to
common stockholders	$0.01	$(0.02)	$0.01	$(0.06)

Dilutive net income (loss) per share
Numerator:

Income (loss) from operations	$341,024	$(413,123)	$349,116	$(1,169,236)
Preferred stock cash dividends	-	(84,520)	-	(169,040)
Numerator for diluted earnings per share:

Net income (loss) available to
common stockholders	$341,024	$(497,643)	$349,116	$(1,338,276)

Denominator:
Weighted average basic shares
outstanding	26,081,487	23,738,855	25,804,026	23,636,886
Weighted average effect of dilutive
securities:
Employee stock options	411,385	-	358,452	-
Convertible preferred stock	4,329,496	-	4,329,496	-
Warrants	195,038	-	140,924	-
Weighted average diluted shares
outstanding	31,017,406	23,738,855	30,632,898	23,636,886

Net income (loss) per diluted share:
Income (loss) from operations	$0.01	$(0.02)	$0.01	$(0.05)
Preferred stock cash dividends	0.00	0.00	0.00	(0.01)
Net income (loss) available to
common stockholders	$0.01	$(0.02)	$0.01	$(0.06)

Securities excluded from the weighted
average dilutive common shares
outstanding because their inclusion
would have been antidilutive:
Preferred Stock	-	6,642,042	-	6,642,042
Stock options	4,897,638	5,555,616	5,356,474	5,555,616
Warrants	1,205,195	4,309,054	2,322,577	4,309,054

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of June 30, 2010, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 51% of its total revenue and 58% of its accounts receivable for the six months ended June 30, 2010. For the six months ended June 30, 2009, its then largest customer accounted for 30% of its total revenue and 27% of its accounts receivable.

The Company’s top customer accounted for approximately 53% of its total revenue and 58% of its accounts receivable for the three months ended June 30, 2010. For the three months ended June 30, 2009, its then largest customer accounted for 32% of its total revenue and 27% of its accounts receivable.

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

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 and the related condensed consolidated statements of operations and cash flows for the quarters ended June 30, 2010 and 2009, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenues over the past eight years have been derived primarily from image analysis services in connection with pharmaceutical drug and medical device trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas.  Revenues are recognized as the services are performed and as images acquired are quantified and delivered to our customers.

The amount of projects under management has steadily grown over the past several years, and we continue to submit proposals and bids for new contracts. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by the customer. Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can affect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue.  Customers may not continue our services due to performance reasons with their compounds in development.  Furthermore, the contracts may contemplate performance over multiple years.  Therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded.  Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Revenues

We had revenues of $3,222,000 for the quarter ended June 30, 2010 compared to $2,541,000 for the comparable period in 2009.  This $681,000, or 27%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. Excluding projects performed for the U.S. Department of Defense in 2009, and not recurring for 2010, the increase in revenues within our clinical trial business increased $819,000, or 34%. During the second quarter, we performed work on 93 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects.  This compares to 82 projects during the same period in 2009. The majority of the demand is seen within our oncology service line; however, we have recently seen increased level of requests for proposals in our musculoskeletal applications. During the second quarter of 2010, 79% of our business was in oncology services and 15% in musculoskeletal, the remaining 6% was in other therapeutic areas. This compares to 70% Oncology, 21% Musculoskeletal, 5% Department of Defense and 4% Other, in 2009. During the second quarter of 2010, 71% of the revenues were derived from Phase II and III studies compared to 59% during the comparable period in 2009.

Gross Profit

We had a gross profit of $1,647,000 for the second quarter of 2010 compared to $1,393,000 for the comparable period in 2009, an increase of 254,000, or 18%.  Our gross profit margin was 51% during the quarter ended June 30, 2010 compared to 55% during the quarter ended June 30, 2009 due in a greater number of people within our operations in 2010 along with higher wages for existing employees in 2010 compared to 2009.   Our margins are impacted by the nature of the service mix during the reported quarter. Site qualification activities tend to result in higher margins whereas image analysis activities yield a lower margin. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter. Additionally, we continue to invest in our infrastructure to support efficiencies as we scale the business to support our growth. These investments and the higher revenue volume allow us to be more effective in the processing of our services in the future. In order to balance the needs of our customers and our internal capacity, we anticipate margins around 50% for the remainder of 2010.

Research and Development

Research and development costs increased slightly in the quarter ended June 30, 2010 by $10,000, or 4%, to $268,000, when compared to the quarter ended June 30, 2009.  The increase was a result of general wage and benefit cost increases as well as the addition of two employees within our software development group in 2009. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of June 30, 2010, there were ten employees in our research and development group, which includes the algorithm and software development groups.

Sales and Marketing

Sales and marketing costs decreased for the quarter ended June 30, 2010 by $18,000, or 5%, to $338,000, when compared to the quarter ended June 30, 2009.  The decrease was a result of the reduction of one of our sales personnel during the second quarter as well as the timing of trade shows and travel costs as compared to prior year. As of June 30, 2010, there were five employees within our sales and marketing group. Their efforts center around company awareness initiatives and direct sales efforts.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2010 were $823,000, a decrease of $37,000 or 4%, when compared to the quarter ended June 30, 2009.  The decrease is mainly due to a reduction in stock compensation expense for vested stock options related to the timing and vesting schedule of stock option grants. Offsetting the decrease were higher consulting costs associated with our personalized medicine application, higher investor relations costs and rate and benefit cost increases for 2010 for our employees within the general and administrative function. General and administrative personnel include finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $127,000 for the quarter ended June 30, 2010 compared to $119,000 during the quarter ended June 30, 2009.  This $8,000 increase was a result of depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income (Expense)

Interest income for the quarter ended June 30, 2010 was $3,000 compared to less than $1,000 for the quarter ended June 30, 2009, due to the slightly higher interest rates received from our primary banking institution. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk. Additionally, we recognized a marked to market gain of $253,000 related to the decrease in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) compared to a loss of $206,000 during the second quarter of 2009.

Net Income (Loss)

Net income for the quarter ended June 30, 2010 was $341,000 compared to a net loss of $413,000 for the quarter ended June 30, 2009.  The significant improvement in our net income over the prior period was primarily related to the increase in our revenues, growth in our gross profit along with recording of an unrealized gain in the non-cash marked to market adjustment for certain outstanding warrants during the second quarter of 2010 as compared to an unrealized loss during the second quarter of 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

Our revenues for the six months ended June 30, 2010 were $6,293,000, an increase of $1,617,000 or 35% over the first half of 2009. Excluding non-recurring projects performed for the U.S. Department of Defense during the first half of 2009, revenues from our clinical trial business increased 45% during the first half of 2010 compared to the prior year. The increase in sales within the clinical trial business is due to the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. We performed services for a total of 106 projects in the first half of 2010, as compared to 94 in the first half of 2009.  During the first half of 2010, 72% of our revenues were generated from Phase II/III projects compared to 57% during the first half of 2009. We expect that a majority of our revenues from pharmaceutical and medical device clinical trials will be derived from Phase II and III studies throughout the rest of 2010.

Gross Profit

We had a gross profit of $3,253,000 for the six months ended June 30, 2010 compared to $2,513,000 for the comparable period in 2009. Our gross margin for the six months ended June 30, 2010 was 52% compared to 54% for the first half of 2009.  Our gross margin fluctuations are largely a result of the mix of services performed during a given period. Our site initiation activities typically yield higher margins than our analysis services. In 2009, a higher percent of our business came from site initiation activities as we began work on several Phase III studies.  We anticipate margins to approximate 50% for the remainder of 2010.

Research and Development

Total research and development expenditures were $519,000 in the first half of 2010 compared to $494,000 for the comparable period in 2009, an increase of 5%. The slight increase was due to wage increases during 2010. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of June 30, 2010, there were ten employees in our research and development group, which includes the algorithm development and software development groups.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2010 were $641,000 compared to $640,000 for the first half of 2010.  Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities.

General and Administrative

General and administrative expenses for the six months ended June 30, 2010 were $1,616,000, a decrease of $88,000 or 5%, over the first half of 2009.  The decrease is mainly due to a reduction in stock compensation expense for vested stock options related to the timing and vesting schedule of stock option grants offset by higher consulting costs associated with our personalized medicine application.

Depreciation and Amortization

Depreciation and amortization charges were $252,000 for the six months ended June 30, 2010 compared to $237,000 during the first half of June 30, 2009.  This $15,000 increase was a result of depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income (Expense)

Interest income for the six months ended June 30, 2010 was $7,000 and composed of interest derived on the Company’s operating and savings accounts, compared to interest income of $3,000 in the same period in 2009.  The increase in interest income was a reflection of the average rates of return on our savings accounts in 2010 compared to 2009. Additionally, we recognized a marked to market gain of $123,000 related to the decrease in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5).  During the first half of 2009, we recognized an unrealized loss of $603,000 due to the increase in fair value of those warrants.

Net Income (Loss)

Our net income for the six months ended June 30, 2010 was $349,000 compared to a net loss of $1,169,000 for the same period in 2009.  The significant improvement in our net income over the prior period was primarily related to higher revenues and gross profit, as outlined above, along with reductions in the non-cash marked to market adjustment for certain outstanding warrants during the first quarter of 2010 as compared to 2009.

Liquidity and Capital Resources

Our working capital as of June 30, 2010 was approximately $3,393,000 compared to $2,549,000 as of December 31, 2009.  The increase in working capital was a result of the generation of operating income in the first half of 2010, offset by timing differences and the recording of a marked to market gain related to the decrease in fair value of certain warrants in accordance with ASC 815-40.

Net cash provided by operating activities totaled $85,000 in the six months ended June 30, 2010 compared to $391,000 in the comparable 2009 period.  The change in cash provided by operating activities is a largely a result of the timing of the collection of advance payments from customers. Also impacting operating cash flow was the timing of receivables and payment of accounts payable and payroll.

We invested $156,000 in the purchase of equipment and the acquisition of patents in the first half of 2010, compared to $208,000 for the investment in these items in the first half of 2009. The decrease represents the timing of investments in our IT infrastructure in support of the growing demand for our services as well as the costs associated with purchasing an ERP system in 2009.

Cash used in our financing activities in the six months ended June 30, 2010 was $75,000, compared to $169,000 provided by financing activities in the six months ended June 30, 2009. The reduction is a result of lower dividend payments due to the conversion of series B preferred shares to common stock over the past year which has reduced the amount of required dividend payments.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2010.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, 250 shares of the Company’s series A convertible preferred stock were converted into 207,590 shares of the Company’s common stock and 884 shares of series B convertible preferred stock were converted in 734,038 shares of the Company’s common stock.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A and B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Dated: August 12, 2010	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer, Senior Vice President

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