Form 10-Q
period 2010-09-30
VirtualScopics, Inc.
filed 2010-11-12
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-52018

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2010, there were 26,313,937 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.
TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-14
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24
	ITEM 4: Controls and Procedures	24-25

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	25
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	25
	ITEM 3: Defaults Upon Senior Securities	25
	ITEM 5: Other Information	25
	ITEM 6: Exhibits	25-26

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets
Cash	$4,009,477	$4,327,410
Accounts receivable, net	2,558,323	1,481,381
Prepaid expenses and other current assets	358,376	387,247
Total current assets	6,926,176	6,196,038

Patents, net	1,739,667	1,832,560
Property and equipment, net	428,833	456,169
Other assets	-	33,258
Total assets	$9,094,676	$8,518,025

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$930,687	$658,430
Accrued payroll	654,455	837,177
Unearned revenue	276,973	1,011,498
Derivative liability	780,096	1,139,953
Total current liabilities	2,642,211	3,647,058

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 3,188 and 3,438 shares at September 30, 2010 and December 31, 2009, respectively; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 2,026 and 2,910 at September 30, 2010 and December 31, 2009, respectively; liquidation preference $1,000 per share	2	3
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 26,313,937 and 25,233,255 shares at September 30, 2010 and December 31, 2009, respectively	26,314	25,233
Additional paid-in capital	14,957,532	14,354,929
Accumulated deficit	(8,531,386)	(9,509,201)
Total stockholders' equity	6,452,465	4,870,967
Total liabilities and stockholders' equity	$9,094,676	$8,518,025

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$3,590,591	$2,797,680	$9,883,190	$7,473,366
Cost of services	1,696,279	1,201,353	4,736,088	3,363,916
Gross profit	1,894,312	1,596,327	5,147,102	4,109,450

Operating expenses
Research and development	270,280	255,755	789,517	749,490
Sales and marketing	263,198	238,112	904,522	877,788
General and administrative	831,187	798,427	2,447,495	2,502,618
Depreciation and amortization	129,412	114,707	381,425	351,344
Total operating expenses	1,494,077	1,407,001	4,522,959	4,481,240

Operating income (loss)	400,235	189,326	624,143	(371,790)

Other income (expense)
Interest income	1,058	668	8,417	3,948
Other expense	(9,316)	(4,226)	(14,602)	(12,303)
Gain (Loss) on derivative financial instrument	236,722	(401,675)	359,857	(1,004,998)
Total other income (expense)	228,464	(405,233)	353,672	(1,013,353)

Net income (loss)	628,699	(215,907)	977,815	(1,385,143)

Series B preferred stock dividend	40,520	75,476	140,577	244,516
Net income (loss) attributable to common stockholders	$588,179	$(291,383)	$837,238	$(1,629,659)

Weighted average basic shares outstanding	26,313,937	24,129,045	25,975,864	23,802,742
Weighted average diluted shares outstanding	31,039,284	24,129,045	30,794,874	23,802,742
Basic earnings (loss) per share	$0.02	$(0.01)	$0.03	$(0.07)
Diluted earnings (loss) per share	$0.02	$(0.01)	$0.03	$(0.07)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$977,815	$(1,385,143)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	381,425	351,344
Loss on disposal of asset	-	2,904
Stock-based compensation	621,774	836,403
Derivative financial instrument	(359,857)	1,004,998
Changes in operating assets and liabilities
Accounts receivable	(1,076,942)	(791,517)
Prepaid expenses and other assets	(30,518)	(96,128)
Accounts payable and accrued expenses	369,493	155,847
Accrued payroll	(182,722)	(6,696)
Unearned revenue	(734,525)	947,012
Total adjustments	(1,011,872)	2,404,167
Net cash (used in) provided by operating activities	(34,057)	1,019,024

Cash flows from investing activities
Purchase of equipment	(161,297)	(222,872)
Acquisition of patents	(7,252)	(43,044)
Net cash used in investing activities	(168,549)	(265,916)

Cash flows from financing activities
Proceeds from the exercise of stock options for common stock	25,250	-
Cash dividends on series B preferred stock	(140,577)	(244,516)
Net cash used in financing activities	(115,327)	(244,516)

Net (decrease) increase in cash and cash equivalents	(317,933)	508,592

Cash and cash equivalents
Beginning of period	4,327,410	3,143,904
End of period	$4,009,477	$3,652,496

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$-	$105,570
Issuance of restricted stock awards in settlement of accrued liability	$132,303	$-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Research and Development
Research and development expense relates to the development of new applications and processes including improvements and enhancements to existing products. These costs are expensed as incurred.

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

NOTE 3 - Stock-Based Compensation

For the nine months ended September 30, 2010 and 2009, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $586,707 and $809,627, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended September 30, 2010 and 2009, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $216,611 and $271,748, respectively.

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2010 and 2009 using the Black-Scholes option-pricing model:

	September 30,
	2010	2009
Risk free interest rate	2.77%	2.96%
Expected term (years)	6.2	10.0
Expected volatility	57.7%	85.7%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the option activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2010	4,765,802	1.28
Granted	1,557,328	1.06
Exercised	(25,000)	(1.01)
Cancelled	(133,795)	(1.64)
Options outstanding at September 30, 2010	6,164,335	1.22	6.34
Options exercisable at September 30, 2010	2,714,965	1.42	4.22

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $939,796 and $545,525, respectively.  There were 25,000 options exercised during the nine months ended September 30, 2010 resulting in proceeds to the company of $25,250.

NOTE 4 - Stockholders’ Equity

During the nine months ended September 30, 2010, 250 shares of the Company’s series A convertible preferred stock were converted into 207,590 shares of the Company’s common stock and 884 shares of series B convertible preferred stock were converted in 734,038 shares of the Company’s common stock.

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the income statements as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. During the nine months ended September 30, 2010, the Company issued 114,054 shares of its common stock valued at $132,303 in settlement of accrued stock awards.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company incurred $35,067 and $26,776 in compensation expense in the first nine months of 2010 and 2009, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of September 30, 2010, accrued expenses includes $51,624 of accrued stock awards representing 43,991 shares of common stock granted but not yet issued to directors for their services on the board.

NOTE 5 - Derivative Liability

Effective January 1, 2009, the Company adopted a new accounting policy requiring it to change the manner in which it accounts for certain equity instruments. The warrants issued with the Company’s series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  Accordingly, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. The change in accounting for warrants was reported as a cumulative effect of a change in accounting principle as of January 1, 2009.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2010	January 1, 2010
Series B warrants:
Risk-free interest rate	0.94%	2.62%
Expected volatility	57.7%	67.5%
Expected life (in years)	3.94	4.67
Expected dividend yield	-	-

Number of warrants	2,234,764	2,234,764

Fair value	$780,096	$1,139,953

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

The fair value of these warrant liabilities was $780,096 at September 30, 2010. The change in fair value during 2010 of $359,857 is reported in our condensed consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010
	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$780,096	$-	$-	$780,096

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$1,016,818	$1,026,231	$1,139,953	$422,908
Net unrealized (gain)loss on derivative financial instruments	(236,722)	401,675	(359,857)	1,004,998
Ending balance	$780,096	$1,427,906	$780,096	$1,427,906

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

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net income (loss) per share
Numerator:
Income (loss) from operations	$628,699	$(215,907)	$977,815	$(1,385,143)
Preferred stock cash dividends	(40,520)	(75,476)	(140,577)	(244,516)
Numerator for basic earnings
per share:
Net income (loss) available to
common stockholders	$588,179	$(291,383)	$837,238	$(1,629,659)

Denominator:
Weighted average basic shares
outstanding	26,313,937	24,129,045	25,975,864	23,802,742

Net income (loss) per basic share:
Income (loss) from operations	$0.02	$(0.01)	$0.04	$(0.06)
Preferred stock cash dividends	0.00	0.00	(0.01)	(0.01)
Net income (loss) available to
common stockholders	$0.02	$(0.01)	$0.03	$(0.07)

Dilutive net income (loss) per share
Numerator:
Income (loss) from operations	$628,699	$(215,907)	$977,815	$(1,385,143)
Preferred stock cash dividends	-	(75,476)	-	(244,516)
Numerator for diluted earnings per share:

Net income (loss) available to
common stockholders	$628,699	$(291,383)	$977,815	$(1,629,659)

Denominator:
Weighted average basic shares
outstanding	26,313,937	24,129,045	25,975,864	23,802,742
Weighted average effect of dilutive
securities:
Employee stock options	287,040	-	352,653	-
Convertible preferred stock	4,329,496	-	4,329,496	-
Warrants	108,811	-	136,861	-
Weighted average diluted shares
outstanding	31,039,284	24,129,045	30,794,874	23,802,742

Net income (loss) per diluted share:
Income (loss) from operations	$0.02	$(0.01)	$0.03	$(0.06)
Preferred stock cash dividends	0.00	0.00	0.00	(0.01)
Net income (loss) available to
common stockholders	$0.02	$(0.01)	$0.03	$(0.07)

Securities excluded from the weighted
average dilutive common shares
outstanding because their inclusion
would have been antidilutive:
Preferred Stock	-	5,612,399	-	5,612,399
Stock options	5,435,285	5,558,616	5,193,461	5,558,616
Warrants	2,322,577	4,309,054	2,322,577	4,309,054

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of September 30, 2010, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 54% of total revenue and 66% of accounts receivable for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the largest customer accounted for 41% of total revenue and 58% of accounts receivable.

The Company’s top customer accounted for approximately 60% of total revenue for the three months ended September 30, 2010. For the three months ended September 30, 2009, the largest customer accounted for 59% of total revenue.

NOTE 9 – Subsequent Events

On October 22, 2010, the Company entered into a Strategic Alliance Agreement with PPD, Inc. (”Agreement").  The Agreement provides a framework under which the parties will work to provide integrated clinical and medical imaging services to biopharmaceutical companies in the therapeutic areas of hematology and oncology.  Although the initial focus of the alliance will be to develop integrated service offerings in the areas of hematology and oncology, the parties intend to work to expand the alliance beyond these therapeutic areas.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 and the related condensed consolidated statements of operations and cash flows for the quarters ended September 30, 2010 and 2009, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

In October 2010, we entered into a Strategic Alliance Agreement (“Agreement”) with PPD, Inc., a multi-national CRO based in Wilmington, North Carolina.  The Agreement provides a framework under which we will work to provide integrated clinical and medical imaging services to biopharmaceutical companies in the therapeutic areas of hematology and oncology.  Although the initial focus of the alliance will be to develop integrated service offerings in the areas of hematology and oncology, the parties intend to work to expand the alliance beyond these therapeutic areas.  We anticipate our alliance with PPD will be an important channel for VirtualScopics as we look to broaden market awareness of our company.

Results of Operations

Results of Operations for Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Revenues

We had revenues of $3,591,000 for the quarter ended September 30, 2010 compared to $2,798,000 for the comparable period in 2009.  This $793,000, or 28%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. During the current quarter, we performed work on 103 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other projects.  This compares to 83 projects during the same period in 2009. The majority of the demand is seen within our oncology service line; however, we have recently seen increased interest in our musculoskeletal applications. During the third quarter of 2010, 83% of our business was in oncology services, 15% in musculoskeletal, the remaining 2% was in other therapeutic areas. This compares to 84%, 14% and 2%, respectively, in 2009. During the third quarter of 2010, 76% of the revenues were derived from Phase II and III studies compared to 67% during the comparable period in 2009.

Gross Profit

We had a gross profit of $1,894,000 for the third quarter of 2010 compared to $1,596,000 for the comparable period in 2009, an increase of 298,000, or 19%.  Our gross profit margin was 53% during the period ended September 30, 2010 compared to 57% in the third quarter of 2009 due to the hiring of additional resources within our operation group along with higher wages for existing employees in 2010 as compared to 2009.  Our margins are impacted by the nature of the service mix during the reported quarter.  Site qualification activities tend to result in higher margins whereas image analysis activities yield a lower margin. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter. Additionally, we continue to invest in our infrastructure to support efficiencies as we scale the business to support our growth. These investments and the higher revenue volume allow us to be more effective in the processing of our services in the future. In order to balance the needs of our customers and our internal capacity, we anticipate margins around 50% for the remainder of 2010.

Research and Development

Research and development costs increased slightly in the quarter ended September 30, 2010 by $15,000, or 6%, to $270,000, when compared to the quarter ended September 30, 2009.  The increase was a result of general wage and benefit cost increases as well as the addition of two employees within our software development group in 2009. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of September 30, 2010, there were ten employees in our research and development group, which includes the algorithm and software development groups.

Sales and Marketing

Sales and marketing costs increased in the quarter ended September 30, 2010 by $25,000, or 10%, to $263,000, when compared to the quarter ended September 30, 2009.  The increase was a result of the timing of trade shows and travel costs during the quarter as compared to the prior year quarter. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities. In addition to these internal activities we anticipate, our recently signed strategic alliance with PPD will provide us with an even broader channel opportunity through their strong customer relationships and global breadth.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2010 were $831,000, an increase of $33,000 or 4%, when compared to the quarter ended September 30, 2009.  The increase is mainly due to higher consulting costs associated with our personalized medicine application and salary and benefit cost increases for 2010 for our employees within the general and administrative function. These increases were offset by decreases in our quarterly stock based compensation expense. General and administrative personnel include finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $129,000 for the quarter ended September 30, 2010 compared to $115,000 during the quarter ended September 30, 2009.  This $14,000 increase was a result of depreciation charges related to recent capital purchases, including the purchase and installation cost of an Enterprise Resource Planning (“ERP”) system. We anticipate that our depreciation charges will continue to increase as we invest in our IT systems to support our growth.

Other Income (Expense)

Interest income for the quarter ended September 30, 2010 was nominal due to the low interest rates received from our primary banking institution. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk.  Additionally, we recognized an unrealized marked to market gain of $237,000 related to the decrease in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) resulting from the decrease in our stock price, compared to an unrealized marked to market loss of $402,000 during the third quarter of 2009.

Net Income (Loss)

Net Income for the quarter ended September 30, 2010 was $629,000 compared to a net loss of $216,000 for the quarter ended September 30, 2009.  The significant improvement in our net income over the prior period was primarily related to the increase in our revenues, growth in our gross profit along with recording of an unrealized gain in the non-cash marked to market adjustment for certain outstanding warrants during the third quarter of 2010 as compared to an unrealized loss during the third quarter of 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

Our revenues for the nine months ended September 30, 2010 were $9,883,000, an increase of $2,410,000 or 32% over the first nine months of 2009.  Excluding non-recurring projects performed for the U.S. Department of Defense during the first nine months of 2009, revenues from our clinical trial business increased 39% during the first nine months of 2010 compared to the prior year. The increase in sales within the clinical trial business is due to the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. We performed services for a total of 116 projects in the first three quarters of 2010, as compared to 96 in the first nine months of 2009.  During the first nine months of 2010, 73% of our revenues were generated from Phase II/III projects compared to 61% during the first nine months of 2009. We expect that a majority of our revenues from pharmaceutical and medical device clinical trials will be derived from Phase II and III studies throughout the rest of 2010.

Gross Profit

We had a gross profit of $5,147,000 for the nine months ended September 30, 2010 compared to $4,109,000 for the comparable period in 2009. Our gross margin for the nine months ended September 30, 2010 was 52% compared to 55% for the nine months ended 2009.  Our gross margin fluctuations are largely a result of the mix of services performed during a given period. Our site initiation activities typically yield higher margins than our analysis services. In 2009, a higher percent of our business came from site initiation activities as we began work on several Phase III studies.  We anticipate margins to approximate 50% for the remainder of 2010.

Research and Development

Total research and development expenditures were $790,000 for the nine months ended 2010 compared to $749,000 for the comparable period in 2009, an increase of 5%.  The slight increase was mainly due to higher consulting costs associated with our personalized medicine application and wage increases during 2010. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of September 30, 2010, there were ten employees in our research and development group, which includes the algorithm development and software development groups. For the remainder of 2010, we anticipate increasing general and administrative costs as we further our investments in regulatory consultants assisting us with the 510k approval of our personalized medicine application.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2010 increased to $905,000, an increase of $27,000 or 3% over the first nine months of 2009.  The increase was a result of higher trade show and travel costs during the first nine months of 2010 as compared to the prior year.  Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities. In addition to these internal activities, we anticipate our recently signed strategic alliance with PPD will provide us with an even broader channel opportunity through their strong customer relationships and global breadth.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2010 were $2,447,000, a decrease of $55,000 over the first three quarters of 2009.  The decrease is mainly due to a reduction in stock compensation expense for vested stock options related to the timing and vesting schedule of stock option grants offset by higher salary and benefit costs as well as higher consulting costs associated with our personalized medicine application. We anticipate that general and administrative costs will continue to increase for the remainder of 2010 as we further our investments in consultants assisting us with our personalized medicine application.

Depreciation and Amortization

Depreciation and amortization charges were $381,000 for the nine months ended September 30, 2010 compared to $351,000 during the nine months ended September 30, 2009.  This $30,000 increase was a result of depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system. We anticipate that our depreciation charges will continue to increase as we invest in our IT systems to support our growth.

Other Income (Expense)

Interest income for the nine months ended September 30, 2010 was $8,000 and comprised of interest earned on the Company’s operating and savings accounts, compared to interest income of $4,000 in the same period in 2009.  The increase in interest income was a reflection of the average rates of return on our savings accounts in 2010 compared to 2009. Additionally, we recognized an unrealized marked to market gain of $360,000 related to the decrease in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5), resulting from the decrease in our stock price.  During the nine months ended 2009, we recognized an unrealized marked to market loss of $1,005,000 due to the increase in fair value of those warrants.

Net Income (Loss)

Our net income for the nine months ended September 30, 2010 was $978,000 compared to a net loss of $1,385,000 for the same period in 2009.  The significant improvement in our net income over the prior period was primarily related to higher revenues and gross profit, as outlined above, along with reductions in the non-cash marked to market adjustment for certain outstanding warrants during the first nine months of 2010 as compared to 2009.

Liquidity and Capital Resources

Our working capital as of September 30, 2010 was $4,284,000 compared to $2,549,000 as of December 31, 2009.  The increase in working capital was a result of the generation of operating income during the nine months ended 2010, offset by timing differences and the recording of an unrealized marked to market gain related to the decrease in fair value of certain warrants in accordance with ASC 815-40.

Net cash used by operating activities totaled $34,000 in the nine months ended September 30, 2010 compared to net cash provided of $1,019,000 in the comparable 2009 period.  The change in cash provided by operating activities is a largely a result of the timing of the collection of accounts receivable and advance payments from customers. Also impacting operating cash flow was the timing of the payment of accounts payable and payroll.

We invested $169,000 in the purchase of equipment and the acquisition of patents in the first three quarters of 2010, compared to $266,000 for the investment in these items in the first three quarters of 2009. The decrease represents the timing of investments in our IT infrastructure in support of the growing demand for our services as well as the costs associated with purchasing an ERP system in 2009.

Cash used in our financing activities in the nine months ended September 30, 2010 was  $115,000, compared to $245,000 used by financing activities in the nine months ended September 30, 2009.  The reduction is a result of lower dividend payments due to the conversion of series B preferred shares to common stock over the past year which has reduced the amount of required dividend payments.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2010.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, and through the date of this report, there were no conversions of the Company’s series A convertible preferred stock and series B convertible preferred stock into shares of the Company’s common stock.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid by the Company in connection with such conversions.  The issuance of common stock upon conversions of the series A and B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 10.1      Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 22, 2010(1)

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

(1)
Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer, Senior
Vice President

Exhibit Index

Exhibit 10.1     Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 22, 2010(1)

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
Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.