Form 10-K
period 2010-12-31
VirtualScopics, Inc.
filed 2011-03-28
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * ☐

* Registrant is not yet required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2010 was approximately $42,500,000 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).  This amount does not include any value for the issuer’s series A preferred stock or series B preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of February 28, 2011, there were outstanding 28,378,997 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2010 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2011, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,” contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;

•	loss of market share due to competing products and services;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management and scientific personnel;

•	inability to raise sufficient additional capital to operate our business, if necessary, and;

•	other specific risks that may be referred to in this report.

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

VirtualScopics, LLC was formed in 2000. In November 2005, VirtualScopics, LLC (“VS”), a New York limited liability company, entered into a securities exchange agreement with ConsultAmerica, Inc. (“CA”), a Delaware corporation.  As a result of the exchange, the members of VS became the controlling stockholders of CA.  CA did not have any meaningful operations prior to the merger.  Immediately following the merger, CA changed its name to VirtualScopics, Inc. VirtualScopics, Inc. is a Delaware corporation and headquartered in Rochester, New York.

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

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in providing patients and oncologists information to determine whether an anti-angiogenic therapy is having the desired effect. We believe this application will better assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. Over the past year we have received a significant amount of feedback relative to market acceptance from leading Oncologists, payers, pharmaceutical companies and equipment manufacturers. Based on this feedback, we have developed a strategy to begin the commercialization of the application. We will need to further validate the benefits of technology and will begin seeking opportunities to partner with an organization to assist with the process. We have also begun the regulatory process for obtaining 510k clearance from the FDA. We will continue to assess the best mechanism for channeling our application into the market as well as the process for obtaining reimbursement from payers; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

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

During 2010, we expanded our assessment and commercialization efforts within this market. We began a dialogue with the FDA to gather the Agency's feedback on our services and validate our assumptions regarding regulatory approval. We also gained insight into the level of supporting data that will be necessary to claim and demonstrate predictability. Based on this feedback we plan to do a staged approach with the regulatory approvals (i.e. not include the predictability claim in our first approval) in order to begin performing blood flow and vascular permeability measurements and collect any necessary data to demonstrate and claim predictability. Also, during 2010, we engaged consultants to assist in our efforts to commercialize this service. They gathered feedback from key opinion leaders within oncology, insurance companies and pharmaceutical companies on their assessment and utility of the service. Based on this feedback we believe the best strategy for the broadest market acceptance would be to partner with an organization to assist in the further validation of the application as well as the distribution. We are in the process of discussing the opportunity with those parties that expressed the most interest during the gathering of market research data. Based on the nature of the partnership and the amount of validation required to demonstrate strong predicative values we will make an assessment whether additional capital will be required.

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

Sales and Marketing

Our sales and business development strategy is centered around the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical, medical device, and biotechnology companies. To date, we have made significant inroads by having contracts with 12 of the 15 leading pharmaceutical, biotechnology and medical device companies.  During 2010, we performed services for 121 projects representing 31 customers. We continue to grow our business by leveraging relationships with our current customers and through referrals.  As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organization.  Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Complementing our sales and marketing effort, we actively participate in medical conferences to showcase our technology, services and results, as well as joint publications with sponsors which often results in highly visible, research.  We have built a strong base of clinical collaborators across varied disease platforms.

We are continuing an active sales and marketing effort and are currently in discussions with a number of additional potential customers to form businesses and/or partnerships.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

Industry Overview
The global Pharmaceutical market is expected to grow by   5-7% in 2011 with the industry forecasted to generate around $880 billion in revenues with an expected expansion to $975 billion by 2013. Although impacted by the economic downturn in 2009, the industry is insulated to a greater extent than other industries where consumer spending is far more discretionary. Other factors such as patent expirations, the introduction of cheaper generics, a slowdown in innovative product launches, and hurdles imposed by payers on market access and acceptance have contributed to record low sales growth this year. While the pharmaceutical market is expected to rebound as the global economy recovers, an unprecedented level of potential patent expirations in 2011 and 2012 will curb sales growth. In spite of these pressures, the demand for medicines and treatments is expected to rise due to 1) an aging world population with an increased need for medical care, 2) unhealthy lifestyles leading to increased frequency of chronic diseases, 3) high economic growth in emerging markets leading to an increased demand for better quality healthcare and 4) scientific advances that create the foundation for innovative treatments for previously untreatable diseases.

The global compound annual growth rate (CAGR) for pharmaceutical market growth is forecasted to be 4-7 percent through 2013.1The U.S. Pharmaceutical market is expected to expand by 3-5 percent in 2011. Emerging markets on the other hand are expected to grow collectively at a 15-17 percent rate in 2011 to $170-180 billion.  Meanwhile, the five major European markets of Germany, France, Italy, Spain and the UK, along with Canada, will only grow at a 1-3% pace. Approximately 50 - 60 new chemical or biological products are expected to be launched over the next two years with at least 10 of them being potential blockbuster drugs.

As the growth rate in the demand for prescription drugs decreases, it is getting harder for Pharmaceutical companies to maintain the same levels of R&D spending as in the past. Additionally, the cost and complexity of developing new drugs, in part due to the increased scrutiny over product safety and the pressure to demonstrate health outcomes earlier, has increased substantially relative to its eventual potential value. Due to the high attrition rates, with Phase 3 terminations alone doubling from 2007-2009 compared with 2004-2006, the total resources required to yield one successful product are rising. For every 5,000 -10,000 compounds that enter at the discovery stage, only one goes on to reach the market. The table below illustrates the complete R&D process from pre discovery to market.

1 imshealth.com - IMS Health Lowers 2009 Global Pharmaceutical Market Forecast to 2.5 – 3.5 Percent Growth

2

Drug Development Process

Typically, most functions of the drug and medical device R&D process are managed by Clinical Research Organizations (CROs). Rising costs and falling productivity, among other trends are driving pharmaceutical companies to outsource an increasing range of functions to CROs in search of time and cost savings. This produced strong double-digit growth in the CRO sector between 2003 and 2008. The total CRO market size is estimated to reach $27bn by 2011 with a CAGR of 15%. The market is highly fragmented and the number of CROs worldwide has reached over 1,100 despite continued consolidation. The leading CRO’s are Quintiles (7.6%), Covance (4.7%) and PPD (4.3%)

Although the FDA has significantly reduced the average approval time for new drugs (1.1 years in 2005-2007 period), clinical development time has been increasing over the years, resulting in total development time being fairly flat in recent years (average of 8.6 years since 2002). Growing complexities in protocol design leading to longer clinical development times has been the major contributor to the rising costs that sponsors are facing. The table below illustrates the increasing trend in R&D costs over the years, while the number of new drug approvals continues to stagnate.

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

Because of these factors, we believe our quantitative imaging analysis offer a solution to these issues within drug development by providing more precise and reliable information in the assessment of compounds being developed. We believe our increased precision and reproducibility enable our customers to make more confident decisions on the efficacy of their compounds.

Quantitative Image Analysis Services

We have conducted research to determine the current size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries.  Based on our research and discussion within the imaging CRO and medical device and drug development industries, we have found that the market is fragmented, with approximately $550 million in total annual revenues projected for 2010.

Prior to 2010, the industry underwent a growth phase as the use of imaging end-points is becoming more prevalent within the FDA. In 2010, we estimate that the market size was consistent with 2009 as companies experienced reductions in R&D spending. We currently estimate the annual growth rate for the market at 5% to 10% for the next five years.  Our estimates are based on the amount of trials currently conducted within therapeutic areas that we work in. We also have performed a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are also growing.  Specifically, BioClinica, Perceptive (division of Parexel), RadPharm and ICON.

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

Intellectual Property

We consider our proprietary and patented technology and the technology for which we have applied for patent protection to be of importance to our business plan.  We hold ten patents issued by the United States Patent and Trademark Office.  These patents begin to expire in November 2018 through 2027.  We have also applied for a number of other patents, both domestically and in foreign jurisdictions.  To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.  Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with us.  These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

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

Competitors in Accelerating Pharmaceutical and Medical Device Development

The main CROs which participate in imaging trials are BioClinica, Core Lab Partners, Synarc, Perceptive and ICON.  It is our understanding that these companies use predominately manual approaches that are unable to quantify minute structures in medical images.  As a result, it may be difficult for them to offer differentiated services to achieve higher profit margins and at the same levels of reproducibility as ours. Additionally, some academic centers have worked on software that has applications for neurological diseases. These academic centers include Duke Image Analysis Laboratory, University of Pennsylvania, University of Montreal and University of California at San Francisco.  However, we believe these organizations lack the required FDA compliance standards and ability to scale their operations to meet customer demand and we believe they offer inferior technology.

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

Research and Development Costs

We incurred $1,130,744 and $1,058,676 in research and development costs for the years ended December 31, 2010 and 2009, respectively.

Customers

One customer accounted for 10% or more of our revenue during the year ended December 31, 2010, this same customer accounted for more than 10% of our revenue during the year ended December 31, 2009. The following table sets forth information as to revenue and percentage of revenue for these years for our three largest customers in 2010 and corresponding revenues for 2009:

	Years Ended December 31,
Customer	2010		2009

Novartis	$7,494,103	(56)%	$4,473,523	(43)%
Merck Serono	$721,069	(5)%	$851,385	(8)%
Johnson & Johnson	$642,616	(5)%	$470,825	(5)%

Employees

As of December 31, 2010, we had 88 employees and seven contract radiologists.  Of our employees, 81 are full-time.

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

To date, our sales have been within the clinical trial industry. To enter the patient treatment or personalized medicine market we would need to obtain FDA clearance or approval before marketing our services in this area. There can be no assurance that such clearance or approval would be granted or that it would be granted in a timely manner. To effectively market our products to physicians as a treatment aid, we would also need to obtain appropriate coverage and favorable reimbursement from third-party payers, such as Medicare and insurance companies, in order to more fully benefit from the market opportunity. There can be no assurance that appropriate coverage would be granted or that reimbursement levels or conditions of coverage would be adequate to ensure acceptance among physicians. Additionally, the efforts of governments and third-party payers to contain or reduce the cost of health care, such as a number of legislative and regulatory proposals currently being discussed, could affect our ability to implement our plans in this area.

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

While we continue to serve a broad range of customers, we’ve experienced strong demand from one of our customers, and our dependence on that customer to sustain our continued growth has increased. In 2010, this customer accounted for 56% of our revenue. We continue to see demand from other customers, however, not to the same significant pace. We continue to invest on our sales and marketing efforts to further diversify our customers and more broadly penetrate the market, in order to minimize reliance on any one customer. As with all of our contracts, this customer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by the customer to cancel all of its studies with us could have an adverse impact on the growth of our business.

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

Our strategic alliance with PPD is an important aspect of our growth, and the market may not value our strategic alliance with PPD as we anticipate.

In 2010, we formed an alliance with PPD to provide a joint solution to provide clients with an integrated and customized clinical development and medical imaging solution for oncology clinical trials.  If the market does not value this model as we anticipate, our ability to grow our business may be negatively impacted. Additionally, the agreement may be terminated by either party on 90 days notice. In the event PPD terminates the agreement, we may also experience a negative impact in our ability to experience the level of growth the company has historically achieved.

A significant number of the shares of our common stock are eligible for sale, and their sale could depress the market price of the our common stock.

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales, could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities.  As of December 31, 2010, we had 27,414,620 shares of common stock outstanding.  These shares are eligible for resale in the public market either immediately or subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.  In addition to these outstanding shares of common stock, the series B convertible preferred stock and the warrants to purchase common stock issued in our 2007 private placement are convertible into 2,774,494 shares of our common stock and registered for resale under a registration statement on Form S-3.  Additionally, there are outstanding warrants issued prior to 2005 that are convertible into 444,888 shares of our common stock. There are also 2,647,191 shares of our common stock issuable upon conversion of our series A convertible preferred stock and warrants sold in our November 2005 private placement, eligible for resale under Rule 144.  Additionally, we have filed registration statements on Form S-8 to register the sale of up to 6,900,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan.  Finally, we have approximately 6,021,033 shares of common stock underlying options issued under our 2001, 2005, and 2006 Long-Term Incentive Plans that may be eligible for resale in the public market pursuant to an exemption under Rule 701 of the Securities Act.  Sales of our common stock in the public market may have a depressive effect on the market for the shares of our common stock.

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

ITEM 2: Properties

In July, 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The base annual rent under the lease is $360,000, and increases three percent (3%) a year.  During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually; and, a stock portion of $204,000 annually, paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock.  In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. During 2010 and 2009, we issued 0 and 88,132 shares, respectively, of the Company’s common stock ranging from $1.20 to $2.50 per share for a total value of $0 and $105,570, respectively.  Management believes that the leased property is adequately covered by insurance.

ITEM 3: Legal Proceedings

None.

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.”  The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2009 through December 31, 2010. These prices do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2009
	HIGH	LOW

First Quarter	$1.10	$0.43
Second Quarter	1.26	0.83
Third Quarter	1.48	1.01
Fourth Quarter	1.22	1.01

Fiscal Year Ended December 31, 2010
	HIGH	LOW

First Quarter	$1.25	$0.82
Second Quarter	1.35	1.13
Third Quarter	1.17	0.90
Fourth Quarter	2.50	0.89

As of February 28, 2011, we had approximately 28,378,997 registered holders of record of shares of our common stock.

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

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,183,451	(1)	$1.16	2,228,190
Equity compensation plans not approved by security holders	350,000	(2)	$2.50	-
Total	6,533,451		$1.23	2,228,190

(1)           This amount includes shares under the plans of VirtualScopics, LLC, in addition to 444,888 shares of our common stock to holders of warrants granted by VirtualScopics, LLC, in exchange for consideration in the form of goods and services. Also we agreed to issue 5,671,033 shares of common stock collectively, under our 2001, 2005 and 2006 Long Term Incentive Plans. Also included are 67,530 shares of common stock underlying warrants we issued to the placement agent in connection with our September 2007 private placement, which was approved by stockholders in November 2007.

(2)           In November 2005, our Board of Directors granted to our Chairman and former CEO, Robert Klimasewski, an option to purchase 350,000 shares of our common stock at $2.50 per share.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, the Company issued 1,018,019 shares of common stock upon the conversion of 1,226 shares of series B convertible preferred stock.  The Company did not receive any cash or other consideration in connection with the conversion.  Additionally, no commission or other remuneration was paid by the Company in connection with the conversion.  The issuance of common stock upon conversion of the series B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenue over the past nine years has been derived primarily from image processing services in connection with pharmaceutical drug trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular areas.  We expect that the concentration of our revenue will continue in these services and in those areas in 2011.  Revenues are recognized as the MRI and CT images that we process are quantified and delivered to our customers and/or the services are performed. Beginning in 2010, we began to pursue the personalized medicine market, however, we do not anticipate significant revenues from this market opportunity in 2011 as we are just beginning the process of executing on our regulatory, validation and commercialization strategy.

As of December 31, 2010, the amount remaining to be earned from active projects and awards was approximately $40 million. Once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue.  Customers may not continue our services due to performance reasons with their compounds in development.  Furthermore, the contracts may contemplate performance over multiple years.  Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made.  Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.  Additionally, the majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Results of Operations

Results of Operations for Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We had revenues of $13,393,000 for the year ended December 31, 2010 compared to $10,393,000 for the year ended December 31, 2009, representing a 29% increase. The increase in revenues is directly related to the growing demand for our services in the industry. We continue to see greater demand for our oncology analysis services as well as demand within the medical device industry. During 2010, we performed work for 31 customers, representing 121 different projects, in connection with their pharmaceutical drug trials primarily in the fields of oncology and musculoskeletal diseases (osteoarthritis and rheumatoid arthritis) along with various other projects. This compares to 28 customers representing 109 projects in 2009. At the end of 2010, our backlog (amounts remaining to be earned from active projects and awards) was $40 million, this compares to a backlog at the end of 2009 of $36 million, representing an 11% increase.  As of the date of this report the backlog was $37 million, the reduction in the backlog from the end of 2010 is a result of recognized revenue for January and February 2011 as well as the cancellation of a few projects.

As of December 31, 2010, we had active projects with 12 of the leading 15 pharmaceutical and biotechnology companies in the world. In 2010, 73% of our revenues were generated from Phase II and Phase III studies compared to 64% in 2009. Additionally, for the year ended December 31, 2010, oncology, musculoskeletal and other projects represented 80%, 16%, and 4%, respectively, of our revenues. This compares to 76%, 17%, and 7%, respectively, for 2009.

Gross Profit

We had a gross profit of $6,824,000 for the year ended December 31, 2010 compared to $5,588,000 for the comparable period in 2009.  Our gross profit improved year over year due to the increase in revenues as outlined above. Our gross margin is a reflection of the project mix that we experience during a given period. Start up activities associated with getting a project underway, including site initiation, qualification and training, yield a higher margin than image analyses. Therefore, depending on the project mix, we may experience fluctuations in our reported margins. We anticipate our gross margins (excluding reimbursements) will approximate 45-50% throughout 2011 based on the projects that are currently in our pipeline.

Research and Development

Research and development costs increased in 2010 by $72,000, or 7%, to $1,131,000, when compared to 2009.  The increase was largely attributed to the allocation of resources within our research and development group during 2010 between internal and customer related projects. As of December 31, 2010, there were ten employees in our research and development group, this includes the algorithm and software development functions. Our research and development efforts are centered around improving the functionality of our existing algorithms and software platform as well as the refinement of our algorithms to new therapeutic areas. In 2011, we anticipate making investments within our software platform in order to generate more operating efficiencies and enhanced reporting tools as well as costs associated with our 510k filing with the FDA for our personalized medicine software application.

Sales and Marketing

Sales and marketing costs decreased in 2010 by $80,000, or 6%, to $1,184,000, when compared to 2009.  The decrease was a result of the departure of our VP of Business Development during 2010. In February 2011, we hired an experienced individual in the position of VP and Business Development to drive greater penetration of the market. We anticipate additional investments in our sales and marketing efforts in 2011 as we execute on our revenue growth initiatives. We also plan to continue to develop our strategic alliance with PPD to expand and deepen new and existing customer relationships through an integrated joint solution to the industry. As of the date of this report, there are six individuals in our sales and marketing department.

General and Administrative

General and administrative expenses for the year ended December 31, 2010 were $3,125,000, representing a decrease of $51,000 or 2%, when compared to 2009.  The slight decrease is mainly due to the reduction in stock compensation expense for vested stock options offset by higher consulting costs associated with our personalized medicine application.  During 2011, the Company anticipates higher general and administrative costs as it continues its investment in its personalized medicine application.

Depreciation and Amortization

Depreciation and amortization charges increased for the year ended December 31, 2010 by $42,000 or 9%, to $512,000, when compared to 2009.  This increase is attributed to the depreciation of newly purchased hardware and software to support the growth in revenues and employees. The amortization and depreciation costs are based on the timing and life of the patent costs and property and equipment. We continue to invest in our patent portfolio, however, do not anticipate significant expenditures to support our current business and future strategies. Our IT systems are the basis of our operating platform, therefore, we will continue to invest in our IT infrastructure to support our growth and ensure we have a robust and reliable operating system.

Other income(expense), net

Interest income for the year ended December 31, 2010 was $10,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $7,000 in 2009.  The increase in interest income was due to higher average account balances. Other expense for the years ended December 31, 2010 and 2009 was $25,000 and $22,000, respectively which relates to franchise taxes paid during the year. Additionally, we recognized a non-cash marked to market adjustment of $1,470,000 and $717,000 for the years ended December 31, 2010 and 2009, respectively, related to the loss in fair value of warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5). Due to the price reset, or ratchet, provision within the warrant agreements, the accounting pronouncements require us to mark to market the change in fair value of the warrants during the reporting period. If our stock price appreciates during the reporting period, we report a loss, if our stock price declines, we will report a gain.

Net Loss

Our net loss for the year ended December 31, 2010 was $629,000 compared to a net loss of $1,011,000 for the year ended December 31, 2009.  The decrease in our net loss over the prior period was related to higher revenues and controlled operating expenditures offset by the non-cash marked to market adjustment for the change in the fair value of certain outstanding warrants.

Liquidity and Capital Resources

Our working capital as of December 31, 2010 and 2009 was approximately $2,864,000 and $2,549,000, respectively.  The increase in working capital was a result of the increase in operating income, cash and accounts receivable offset by increases in the liability associated with the valuation of warrants issued in our 2007 series B offering, in accordance with Accounting Standards Codification (“ASC”) 815-40.

Net cash provided by operating activities in 2010 was $679,000 compared to $1,850,000 in 2009.  The decrease in the amount of cash provided by operating activities was primarily the result of the increase and timing of collection of our receivables due to the increased revenues. Also impacting our cash provided by operating activities was the reduction in the amount of unearned revenue at the end of 2010 compared to the end of 2009.

We invested $216,000 in the purchase of equipment and the acquisition of patents in 2010, compared to $362,000 for the investment in these items in 2009.  This decrease represents a decrease in computer hardware and software purchased in 2010 compared to 2011 due to investments made in our storage and hardware equipment in 2010. We anticipate that our IT related costs will increase in 2011 as we support our growth which requires additional investments to be made in our operating system and infrastructure.   During 2010, we incurred $12,000 in patent costs associated with filing costs for intellectual property, as compared to $45,000 in 2009. The reduction is due to the timing of office actions within our existing patent filings.

Net cash used in financing activities in 2010 was $215,000 compared to $304,000 in 2009.  This decrease was due to lower required dividend payments on our series B preferred shares due to the conversion of the securities by the holders to common stock.

We currently expect that existing cash will be sufficient to fund our existing operations for the next 12 months and foreseeable future. If in the future our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 which we expect to have an effect on our liquidity and cash flow in future periods.  (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
		Less than
	Total	1 Year	1-2 Years

Operating Leases	$518,181	$341,188	$176,993

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, which permits the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

March 28, 2011	VirtualScopics, Inc. (Registrant)
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

DATE	SIGNATURE	TITLE

March 28, 2011	/s/ Jeffrey Markin	President and Chief Executive Officer
	(Jeffrey Markin)	(Principal Executive Officer)

March 28, 2011	/s/ Molly Henderson	Chief Business and Financial Officer and
	(Molly Henderson)	Sr. Vice President
(Principal Financial and Accounting Officer)

March 28, 2011	/s/ Robert Klimasewski	Chairman of the Board of Directors
(Robert Klimasewski)

March 28, 2011	/s/ Norman Mintz	Director
(Norman Mintz)

March 28, 2011	/s/ Charles Phelps	Director
(Charles Phelps)

March 28, 2011	/s/ Sidney Knafel	Director
(Sidney Knafel)

March 28, 2011	/s/ Dan Kerpelman	Director
(Dan Kerpelman)

March 28, 2011	/s/ Terence Walts	Director
(Terence Walts)

March 28, 2011	/s/ Mostafa Analoui	Director
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

10.17
Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52018)).

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

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
VirtualScopics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York
March 28, 2011

VirtualScopics, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets
Cash	$4,576,060	$4,327,410
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $20,786, respectively	2,727,525	1,481,381
Prepaid expenses and other current assets	305,079	387,247
Total current assets	7,608,664	6,196,038

Patents, net	1,711,501	1,832,560
Property and equipment, net	404,426	456,169
Other assets	-	33,258

Total assets	$9,724,591	$8,518,025

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,099,838	$658,430
Accrued payroll	821,107	837,177
Unearned revenue	214,508	1,011,498
Derivative liability	2,609,708	1,139,953
Total current liabilities	4,745,161	3,647,058

Commitments and Contingencies (See Note 10)

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A; 8,400 shares authorized; issued and outstanding, 3,188 and 3,438 at December 31, 2010 and 2009, respectively, liquidation preference $1,000 per share	3	3

Series B; 6,000 shares authorized; issued and outstanding, 800 and 2,910 at December 31, 2010 and 2009, respectively, liquidation preference $1,000 per share	1	3
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 27,414,620 and 25,233,255 shares at December 31, 2010 and 2009, respectively	27,415	25,233
Additional paid-in capital	15,090,254	14,354,929
Accumulated deficit	(10,138,243)	(9,509,201)

Total stockholders’ equity	4,979,430	4,870,967

Total liabilities and stockholders’ equity	$9,724,591	$8,518,025

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009

Revenues	$13,393,120	$10,392,825
Cost of services	6,569,028	4,804,987
Gross profit	6,824,092	5,587,838
Operating expenses
Research and development	1,130,744	1,058,676
Sales and marketing	1,184,454	1,264,801
General and administrative	3,124,669	3,074,047
Depreciation and amortization	511,982	469,585
Total operating expenses	5,951,849	5,867,109
Operating income (loss)	872,243	(279,271)
Other income (expense)
Interest income	9,788	7,116
Other expense	(25,318)	(22,027)
Loss on derivative financial instrument	(1,469,755)	(717,045)
Total other expense	(1,485,285)	(731,956)
Net loss before income taxes	(613,042)	(1,011,227)

Provision for income taxes	(16,000)	-

Net Loss	(629,042)	(1,011,227)

Series B preferred stock cash dividend	173,016	304,318
Net loss attributable to common stockholders	$(802,058)	$(1,315,545)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average number of common shares outstanding basic and diluted	26,153,573	24,102,126

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2008	3,976	$4	4,226	$4	23,502,352	$23,503	$16,546,550	$(11,214,065)	$5,355,996

Cumulative effect of change in accounting principle January 1, 2009 reclassification of equity-linked financial instruments to derivative liability							(3,138,999)	2,716,091	(422,908)

Conversion of Series A Preferred to Common Stock	(538)	(1)			446,319	446	(445)

Conversion of Series B Preferred to Common Stock			(1,316)	(1)	1,092,752	1,093	(1,092)

Amortization of stock option costs							1,027,561		1,027,561

Common Stock issued for rent					88,132	88	105,482		105,570

Restricted stock units issuance					103,700	103	120,190		120,293

Series B preferred stock cash dividends based on 8% annual rate							(304,318)		(304,318)

Net loss								(1,011,227)	(1,011,227)
Balances at December 31, 2009	3,438	$3	2,910	$3	25,233,255	$25,233	$14,354,929	$(9,509,201)	$4,870,967

Conversion of Series A Preferred to Common Stock	(250)	-			207,590	208	(208)		-

Conversion of Series B Preferred to Common Stock			(2,110)	(2)	1,752,057	1,752	(1,750)		-

Cashless Exercise of Warrants					21,163	21	(21)		-

Exercise of Employee Stock Options					25,000	25	25,225		25,250

Cashless exercise of employee stock options					61,501	62	(62)		-

Withholdings taxes paid on cashless exercise of employee stock options							(66,798)		(66,798)

Amortization of stock option costs							819,766		819,766

Restricted stock units issuance					114,054	114	132,189		132,303

Series B preferred stock cash dividends based on 8% annual rate							(173,016)		(173,016)

Net loss								(629,042)	(629,042)
Balances at December 31, 2010	3,188	$3	800	$1	27,414,620	$27,415	$15,090,254	$(10,138,243)	$4,979,430

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009

Cash flows from operating activities

Net loss	$(629,042)	$(1,011,227)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	511,982	469,585
Loss on disposition and write downs of property and equipment	-	2,904
Provision for doubtful accounts	9,214	20,786
Stock-based compensation	863,522	1,067,080
Derivative financial instrument	1,469,755	717,045
Changes in operating assets and liabilities
Accounts receivable	(1,255,358)	(481,057)
Prepaid expenses and other assets	(8,103)	(123,950)
Unearned revenue	(796,990)	719,904
Accounts payable and accrued expenses	529,955	185,765
Accrued payroll	(16,070)	282,752
Total adjustments	1,307,907	2,860,814
Net cash provided by operating activities	678,865	1,849,587

Cash flows from investing activities
Purchase of equipment	(203,170)	(317,067)
Acquisition of patents	(12,481)	(44,696)
Net cash used in investing activities	(215,651)	(361,763)

Cash flows from financing activities
Proceeds from the exercise of stock options	25,250	-
Withholding taxes paid on the cashless exercise of employee stock options	(66,798)	-
Cash dividends on series B preferred stock	(173,016)	(304,318)
Net cash used in financing activities	(214,564)	(304,318)
Net increase in cash	248,650	1,183,506
Cash
Beginning of year	4,327,410	3,143,904
End of year	$4,576,060	$4,327,410

Supplemental disclosure of cash flow information
Cash paid during the year for:
Taxes	$18,335	$-

Non-cash financing activity:
Issuance of common stock for partial payment of rent in equity	$-	$105,570
Issuance of restricted stock units in settlement of accrued liability	$132,303	$120,293
Cashless exercise of employee stock options	$62	$-
Cashless exercise of warrants	$21	$-
The accompanying notes are an integral part of these consolidated financial statements

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

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VirtualScopics, Inc. and its wholly-owned subsidiary, VirtualScopics, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates. Estimates included in these consolidated financial statements relate to assessing the collectability of accounts receivable, the valuation of securities underlying share-based compensation and derivative instruments, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful lives and potential impairment of the Company’s property and equipment and intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2010 and 2009, the Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash.  At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable
Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances, if any. The allowance for doubtful accounts at December 31, 2010 and 2009 was $30,000 and $20,768, respectively.

Right to Use Equipment
In April 2004, the Company obtained the right to use a Magnetic Resonance Imaging (“MRI”) machine owned by the University of Rochester for a period of seven years (Note 11).  The Company has recorded the value of the right in other assets in the accompanying consolidated balance sheets and is amortizing the asset based on usage over the life of the agreement.

For the years ended December 31, 2010 and 2009, the total amount charged to amortization on this asset which is included in the accompanying consolidated statements of operations was $123,529 and $125,530, respectively.  As of December 31, 2010 and 2009, the unamortized balance of this asset is $33,258 and $156,787, respectively, of which $33,258 and $123,529, respectively is classified within prepaid expenses and other current assets for 2010 and 2009, and $33,258 is classified within other assets as of December 31, 2009.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Patents
Costs incurred to acquire and file for patents, including legal costs, are capitalized as long-lived assets and amortized on a straight-line basis over the lower of the estimated useful life or legal life of the patent, which is 20 years.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation.  When retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recognized and included in the consolidated statement of operations.

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expense in the consolidated statement of operations in the period of disposal.

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

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2010, the Company has not recorded any impairment charges on its long-lived assets.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Due to the price reset, or ratchet, provision associated with the warrants issued with the Company’s series B preferred stock, and to the placement agent in the series B financings, the Company is required to recognize a liability for the current fair value of these warrants at each reporting period. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. Although the Company determined the warrants include an implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimus and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date (Note 5).

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

The Company provides advanced medical image analysis on a per analysis basis, and recognizes revenue when the image analysis is completed and delivered to the customer.  Revenue related to project, data, and site management services is recognized as the services are rendered and in accordance with the terms of the contract.  Consulting revenue is recognized once the services are rendered and typically charged as an hourly rate.

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

Reimbursements received by the Company from its customers for out-of-pocket expenses incurred are reported as revenue in the financial statements.

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

Research and Development
Research and development expense relates to the development of new products and processes including significant improvements to existing products. These costs are expensed as incurred. Research and development costs for the year ended December 31, 2010 and 2009 were $1,130,744 and $1,058,676, respectively.

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

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Stock Based Compensation
For the year ended December 31, 2010 and 2009, the Company’s consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $819,766 and $1,027,561, respectively.

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

The following assumptions were used to estimate the fair value of options granted for the year ended December 31, 2010 and 2009 using the Black-Scholes option-pricing model:

	December 31,
	2010	2009
Risk free interest rate	2.76%	2.81%
Expected term (years)	6.19	8.10
Expected volatility	57.69%	73.6%
Expected dividend yield	-	-

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of December 31:

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

	2010	2009
Series A convertible preferred stock	2,647,191	2,854,780
Series B convertible preferred stock	664,286	2,416,341
Warrants to purchase common stock	2,555,096	2,679,652
Options to purchase common stock	6,021,033	4,907,492

Total	11,887,606	12,858,265

Recently Adopted Accounting Pronouncements
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

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31:

	2010	2009
Office/computer equipment	$954,614	$882,776
Furniture and fixtures	216,454	165,286
Software	299,403	229,101
Leasehold improvements	107,388	99,375
	1,577,859	1,376,538
Less: accumulated depreciation	(1,173,433)	(920,369)
	$404,426	$456,169

Depreciation expense amounted to $254,913 and $213,473 for the years ended December 31, 2010 and 2009, respectively.

The Company disposed of and wrote-off property and equipment with $1,849 of cost and $1,849 of accumulated depreciation for the year ended December 31, 2010 as compared to $163,917 and 161,013 for the year ended December 31, 2009.

NOTE 4 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement.  The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents.  The warrants were recorded at fair value which totaled $157,000. Since May 24, 2002, the Company has invested an additional $1,026,029 in connection with improving and expanding its patent portfolio. These costs consist predominately of legal and filing fees and historically have been capitalized as long-lived assets. For the years ended December 31, 2010 and 2009, the Company capitalized $12,481 and $44,696, respectively, of legal expenses and filing fees associated with its patents.

Accumulated amortization on the patents amounted to $971,527 as of December 31, 2010.  Amortization expense for the years ended December 31, 2010 and 2009 amounted to $133,540 and $132,582, respectively.  The estimated amortization expense on the patents for the next five years and thereafter is as follows:

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

For the Years Ending
December 31,	Amount
2011	$135,618
2012	135,618
2013	135,618
2014	135,618
2015	135,618
Thereafter	1,033,412
Total	$1,711,502

NOTE 5 - Derivative Liability

Effective January 1, 2009, the Company adopted a new accounting policy requiring it to change the manner in which it accounts for certain equity instruments. The warrants issued with the Company’s series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  Accordingly, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2010	December 31, 2009	January 1, 2009	November 5, 2005
Series A warrants:
Risk-free interest rate	-	-	2.24%	4.66%
Expected volatility	-	-	72.9%	59.6%
Expected life (in years)	-	-	.92	4
Expected dividend yield	-	-	-	-

Number of warrants	-	-	1,400,000	1,400,000

Fair value	$-	$-	$14,840	$1,299,900

	December 31, 2010	December 31, 2009	January 1, 2009	September 17, 2007
Series B warrants:
Risk-free interest rate	1.39%	2.62%	2.24%	4.37%
Expected volatility	57.6%	67.5%	57.8%	70.0%
Expected life (in years)	3.69	4.67	5.67	7
Expected dividend yield	-	-	-	-

Number of warrants	2,110,208	2,234,764	2,234,764	2,234,764

Fair value	$2,609,708	$1,139,953	$408,068	$1,839,099

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based on the Company’s historical volatility and of similar entities whose share prices are publicly available.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

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

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in accumulated deficit include $2,716,091 in gains resulting from the decrease in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amount reflects the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The $1,469,755 and $717,045 change in fair value during 2010 and 2009, respectively, is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,609,708	$-	$-	$2,609,708

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,139,953	$-	$-	$1,139,953

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the year ended December 31, 2010.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2010	2009
Beginning balance	$(1,139,953)	$(422,908)
Net unrealized loss on derivative financial instruments	(1,469,755)	(717,045)
Ending balance	$(2,609,708)	$(1,139,953)

NOTE 6 – Stockholders’ Equity

Common Stock
The Company has authorized 85,000,000 shares of common stock, par value $0.001.  As of December 31, 2010, the Company had reserved 2,327,937 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, another 350,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 6,900,000 shares for its 2006 Long-term Incentive Plan.

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

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000.  Each share of the Series B convertible preferred stock is initially convertible, at the holder’s election, into approximately 830.36 shares of common stock and has a liquidation preference that is pari passu with the Company’s Series A convertible preferred stock and senior to the Company’s common stock.  Cumulative dividends on the Series B convertible preferred stock accrue on the initial stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock, at the option of the Company.  As of December 31, 2010, cash dividend payments amounted to $173,016 and there were no accrued but unpaid dividends to Series B convertible preferred stockholders. During the years ended December 31, 2010 and 2009, cash dividends paid aggregated to $173,016 and $304,318, respectively.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The warrants have a seven-year term and are initially exercisable into 2,167,232 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise.  Fifty percent of the warrants have an initial exercise price equal to $1.2043 per share and the other fifty percent have an initial exercise price of $1.3849 per share. The Company also issued warrants to the financial advisor in the transaction, Canaccord Adams, Inc., to purchase 67,530 shares of common stock, which was recorded at fair value of approximately $57,000 and was recognized as additional paid in capital.  The value of the warrants was computed using the Black-Scholes option-pricing model with the following assumptions: risk free rate of 2.62%, contractual term of seven years, expected volatility of 67.5%, 0% expected dividend yield, stock price of $1.01 per share, and exercise prices of $1.2043 and $1.3849 per share. During 2010, there was a cashless exercise of 124,554 warrants that resulted in the issuance of 21,163 shares of the Company’s common stock. There were no exercises prior to 2010.

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

During the year ended December 31, 2010, 250 shares of the Company’s series A convertible preferred stock were converted into 207,590 shares of the Company’s common stock and 2,110 shares of series B convertible preferred stock were converted in 1,752,057 shares of the Company’s common stock.

NOTE 7 – Share-Based Compensation

Stock Options
As of the end of 2010, the Company’s 2001 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and 2006 Long-Term Incentive Plan have a total of 6,021,033 in stock option grants and 114,054 in restricted stock issued to directors, officers and employees of the Company for a total of 6,135,087. In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”), which amended the Company’s 2005 and 2001 Stock Plan. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). As of December 31, 2010, 2,228,190 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan. The 2001 and 2005 Long-Term Incentive Plans have been closed for additional grants.

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

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

During the years ended December 31, 2010 and 2009, the Company granted options to purchase 1,574,328 and 1,468,184 shares of common stock, respectively, to employees at exercise prices of $0.94, $1.06, $1.12, $1.18, $1.22 and $1.28, which approximated the fair value on the respective grant dates.  Shares granted after November 4, 2005 (the exchange transaction date) were made under the 2006 VirtualScopics, Inc., Long Term Incentive Plan. These options generally vest ratably during the first four years following their issuance and have a ten-year life. There were a total of 250,000 options exercised as of December 31, 2010, resulting in the issuance of 86,501 shares of the Company’s common stock and cash proceeds of $25,250.

A summary of the option activity for the year ended December 31, 2010 and 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	4,676,868	$1.64
Granted	1,468,184	1.06
Cancelled	(1,379,250)	(3.02)
Options outstanding at December 31, 2009	4,765,802	1.28	6.10	326,412
Granted	1,574,328	1.07
Exercised	(250,000)	(0.77)
Cancelled	(143,282)	(1.66)
Options outstanding at December 31, 2010	5,946,848	1.24	6.30	5,640,172
Options exercisable at December 31, 2010	2,981,354	1.43	4.37	2,367,595

Additional information with respect to the outstanding options as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price

$ 0.43 - 1.19	3,449,025	7.10	0.93	1,231,314	0.87
$ 1.20 - 1.45	1,558,119	6.11	1.23	812,086	1.23
$ 1.88 - 1.90	249,330	1.56	1.90	247,580	1.90
$ 2.36 - 2.50	606,874	4.30	2.44	606,874	2.44
$ 3.03 – 4.15	83,500	5.61	3.04	83,500	3.04

	5,946,848	6.30	1.24	2,981,354	1.43

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 and 2009 was $951,092 and $1,552,150, respectively.

For the years ended December 31, 2010 and 2009, the Company recorded a total of $819,766 and $1,027,561, respectively, in stock-based compensation expense, which is allocated as follows:

	Years Ended December 31,
	2010	2009

Cost of service revenues	$31,144	$27,516
Research and development	102,653	83,365
Sales and marketing	19,094	24,492
General and administrative	666,875	892,188
Total stock-based compensation	$819,766	$1,027,561

A summary of the status of the non-vested shares as of December 31, 2010 and changes during the year ended December 31, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2009	1,688,002	$1.65
Granted	1,468,184	1.06
Vested	598,517	3.90
Cancelled Grants	(1,379,250)	(3.02)
Non-vested at December 31, 2009	2,375,453	$1.51
Granted	1,574,328	0.60
Vested	(938,330)	(0.54)
Cancelled Grants	(45,957)	(0.79)
Non-vested at December 31, 2010	2,965,494	$0.71

As of December 31, 2010, there was $910,429 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.31 years.  The total fair value of shares vested during the year ended December 31, 2010 amounted to $510,689.

Prior to 2008, the Company issued options under the 2006 Long-Term Incentive Plan to non-employee consultants for radiological services performed.  These options to non-employees vest immediately, have exercise prices ranging from $1.12 to $6.85 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and were included in the Company’s statements of operations.  During 2010, a total of 67,505 of the non-employee options expired.

The total amount of stock options outstanding as of December 31, 2010 is:

Stock options granted to employees	5,946,848
Stock options granted to consultants	74,185
Total outstanding	6,021,033

During 2010, and through the date of this report, a total of 1,574,328 stock options were granted, of that amount 1,020,795 were granted to executive officers of the Company.

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the income statements as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. Under the provisions of the 2006 Long Term Incentive Plan, the Company may grant restricted stock to its employees, Board members and consultants. During 2006, the Board of Directors Compensation Committee approved an equity based compensation structure for non-employee Board members. As of December 31, 2010 and 2009, respectively, there were 265,806 and 229,682 shares of common stock that have been issued or are reserved for issuance as restricted stock units under the Plan. As of December 31, 2010, the Company has a liability of $60,313 (equating to 48,052 restricted stock units) related to awards that will be given to certain Board members, on pre-determined dates, in lieu of cash for their services as Board members during 2010. As the shares are issued by the transfer agent, the liability is reduced. In 2010 and 2009, 114,054 and 103,700, respectively, restricted stock awards were issued to members of the Board for their services on the Board under the 2006 Long Term Incentive Plan. The restricted stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2010. The weighted average grant date fair value of restricted stock issued by the Company during 2010 and 2009 were $132,303 and $120,293 respectively.

The Company incurred $43,756 and $39,519 in compensation expense in 2010 and 2009 related to the restricted stock awards for services by Board members for those respective periods.

 NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees.  The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code.  During 2009, the Company began a matching contribution to participants 401k plans equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. The Company paid a total of $105,678 and $28,023 in 2010 and 2009 to participants representing the employer contribution amount.

NOTE 9 - Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2007 through 2010, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2010, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. During 2011, the Company will assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

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

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.  ASC 740 requires recognition of net deferred tax assets to the extent it is more likely than not that such net assets will be realized.  To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

The income tax provision consists of the following:

	2010	2009
Current
Federal	$16,000	$-
State	-	-
	16,000	-
Deferred
Federal	-	-
State	-	-
	-	-

Total income tax provision	$16,000	$-

During the year ending December 31, 2010, the company utilized approximately 1,187,000 of its net operating loss carryforward.  The utilization of this net operating loss carryforward resulted in a reduction of the deferred tax asset for the net operating loss of 416,000. The company also had a decrease in the valuation allowance related to other deferred tax assets of 79,000.  The company had a total decrease in the valuation allowance of 495,000.

The Company has net operating loss carryforwards (“NOLs”) of approximately $7,773,000 as of December 31, 2010 that will be available to offset future taxable income.  Approximately $158,000 of the NOL carryforward, if realized, will result in a benefit to be recorded in APIC. The NOLs are due to expire in 2025 through 2028.  The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

The total net deferred tax asset and liabilities as of December 31, 2010 and 2009 consists of the following:

	2010	2009
Net operating loss carryforwards	$2,945,983	$3,362,588
Intangible assets	1,024,124	1,140,944
Accrued expenses	124,001	115,944
Credit carryforwards	110,783	-
Stock-based compensation	909,241	948,222
Total deferred tax asset	5,114,132	5,567,698

Deferred tax liability:
Property and equipment	(81,385)	(39,825)
Subtotal	5,032,747	5,527,873
Less: valuation allowance	5,032,747	(5,527,873)
Total net deferred tax asset	$-	$-

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2010 and 2009 is as follows:
	2010	2009
Federal statutory tax rate	(34.00)%	(34.00)%
State and local income taxes, net of federal benefit	(4.69)%	(4.69)%
Stock-based compensation	43.51%	66.20%
Loss from derivative financial instrument	90.40%	27.43%
Research and development credit	(15.07)%	-
Other	1.10%	2.92%
	81.25%	57.86%

Less: valuation allowance	(78.71)%	(57.86)%
Provision for income taxes	2.54%	0.00%

NOTE 10 - Commitments and Contingencies

Operating Leases
In July, 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The base annual rent under the lease is $360,000, and increases three percent (3%) a year.  During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually; and, a stock portion of $204,000 annually, paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock.  In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. During 2010 and 2009, we issued 0 and 88,132 shares, respectively, of the Company’s common stock ranging from $1.20 to $2.50 per share for a total value of $0 and $105,570, respectively.  Management believes that the leased property is adequately covered by insurance.

In April 2010, the Company entered into a lease agreement for certain equipment.  The lease is for 36 months and will expire in March 2013.

Total rent expense for the years ended December 31, 2010 and 2009 was $325,148 and $331,065, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2011	$341,188
2012	175,687
2013	1,306
Total	$518,181

VirtualScopics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 11 - Related Parties

On June 26, 2002, the Company entered into a multi-year strategic relationship with Pfizer Inc. (“Pfizer”) to accelerate the discovery, validation and application of image-based biomarkers for clinical research.  Under the terms of the agreement, Pfizer invested $2,500,000 in the Company, for a 10% ownership interest. The Company used $1,500,000 of the investment to purchase the intellectual property that it was licensing from the University of Rochester.  In August 2005, the agreement was extended for another two years and provided for termination by Pfizer by giving a 30-day advance written notice. Additionally, in November 2006, the agreement was further extended until July 2008, with automatic renewals unless either party provides written notice 60 days prior to the next anniversary. Revenues generated from this customer were $90,473 and $100,969 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the accounts receivable balance from Pfizer was $22,464 and $8,383, respectively.

In December 2002, the Company received an investment of $2,450,000 from GE Medical Systems.  Upon receipt of the proceeds of this investment, the Company purchased an MRI machine from this investor for $2,300,000.  During 2003, the equipment was sold to the University of Rochester, a related party, for $2,300,000 of which $1,250,000 was received in cash proceeds and the balance of $1,050,000 was applied as an advance payment for use of the equipment and is recorded in other assets on the balance sheet as of December 31, 2010 and is being amortized based on usage over the life of the agreement. The Company’s retained right to use the machine exclusively one day a week expires in March, 2011.  The equipment is being used by the Company for research and to broaden its ability to service its customers. Revenues generated from the University of Rochester were $22,847 and $39,547 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the accounts receivable balance from the University of Rochester was $0 and $8,655, respectively.

NOTE 12 - Major Customers

The Company’s top customer accounted for approximately 56% of total revenue for the year ended December 31, 2010 and 59% of accounts receivable. For the year ended December 31, 2009, the largest customer accounted for 43% of total revenue and 45% of accounts receivable.

NOTE 13 – Subsequent Event

Subsequent to December 31, 2010, there were 1,208,170 series B warrants exercised that resulted in the issuance of 618,694 shares of the Company’s common stock and cash proceeds of $105,001. Of the warrants exercised, 1,120,982 were through cashless exchanges.