Form 10-Q
period 2011-03-31
VirtualScopics, Inc.
filed 2011-05-16
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

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

______________________________________________________________________________
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

As of April 30, 2011, there were 29,043,758 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Numbers
	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-11
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17
	ITEM 4: Controls and Procedures	17-18

PART II	OTHER INFORMATION
	ITEM 1: Legal Proceedings	18
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	18-19
	ITEM 3: Defaults Upon Senior Securities	19
	ITEM 5: Other Information	19
	ITEM 6: Exhibits	19

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash	$3,767,710	$4,576,060
Accounts receivable, net	3,406,549	2,727,525
Prepaid expenses and other current assets	367,027	305,079
Total current assets	7,541,286	7,608,664

Patents, net	1,683,004	1,711,501
Property and equipment, net	458,412	404,426
Total assets	$9,682,702	$9,724,591

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,181,119	$1,099,838
Accrued payroll	378,652	821,107
Unearned revenue	191,712	214,508
Derivative liability	1,038,132	2,609,708
Total current liabilities	2,789,615	4,745,161

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 3,045 and 3,188 shares at March 31, 2011 and December 31, 2010, respectively; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 and 800 shares at March 31, 2011 and December 31, 2010, respectively; liquidation preference $1,000 per share	1	1
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 28,408,670 and 27,414,620 shares at March 31, 2011 and December 31, 2010, respectively	28,409	27,415
Additional paid-in capital	17,203,298	15,090,254
Accumulated deficit	(10,338,624)	(10,138,243)
Total stockholders' equity	6,893,087	4,979,430
Total liabilities and stockholders' equity	$9,682,702	$9,724,591

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues	$3,349,610	$2,841,757
Reimbursement revenues	309,367	229,250
Total revenues	3,658,977	3,071,007

Cost of services	1,749,870	1,243,643
Cost of reimbursement revenues	309,367	229,250
Total cost of services	2,059,237	1,472,893
Gross profit	1,599,740	1,598,114

Operating expenses
Research and development	346,454	268,909
Sales and marketing	308,512	308,693
General and administrative	795,804	762,111
Depreciation and amortization	137,224	124,920
Total operating expenses	1,587,994	1,464,633

Operating income	11,746	133,481

Other income (expense)
Interest income	1,227	4,220
Other expense	(1,220)	(170)
Loss on derivative financial instrument	(212,134)	(129,439)
Total other expense	(212,127)	(125,389)

Net (loss) income	(200,381)	8,092

Series B preferred stock dividend	12,989	55,966
Net loss attributable to common stockholders	$(213,370)	$(47,874)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares
outstanding – basic and diluted	28,038,723	25,520,675

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(200,381)	$8,092
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	137,224	124,920
Stock-based compensation	243,972	191,280
Derivative financial instrument	212,134	129,439
Changes in operating assets and liabilities
Accounts receivable	(679,024)	106,163
Prepaid expenses and other assets	(95,206)	(44,326)
Accounts payable and accrued expenses	87,347	227,047
Accrued payroll	(442,455)	(454,192)
Unearned revenue	(22,796)	(99,393)
Total adjustments	(558,804)	180,938
Net cash (used in) provided by operating activities	(759,185)	189,030

Cash flows from investing activities
Purchase of property and equipment	(124,124)	(33,232)
Acquisition of patents	(5,331)	(611)
Net cash used in investing activities	(129,455)	(33,843)

Cash flows from financing activities
Proceeds from the exercise of warrants for common stock	105,001	-
Withholding taxes paid on cashless exercise of stock options	(11,722)	-
Cash dividends on series B preferred stock	(12,989)	(55,966)
Net cash provided by (used in) financing activities	80,290	(55,966)
Net (decrease) increase in cash	(808,350)	99,221

Cash
Beginning of period	4,576,060	4,327,410
End of period	$3,767,710	$4,426,631

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for
for board fees	$15,750	$132,304
Cashless exercise of stock options	$77	$-
Cashless exercise of warrants	$532	$-
Reclassification of derivative liabilities upon exercise of warrants
to additional paid in capital	$1,783,710	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VirtualScopics, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The warrants issued with the Company’s series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.  Accordingly, the warrants are recognized as a derivative instrument.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Reimbursements received and related costs incurred for out-of-pocket expenses are separately reported as revenue and cost of services, respectively, in the financial statements.

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

NOTE 3 - Stock-Based Compensation

For the three months ended March 31, 2011 and 2010, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans amounting to $234,288 and $178,091, respectively, which is allocated as follows:

	For Three Months Ended March 31,
	2011	2010
Cost of service revenues	$9,767	$7,505
Research and development	32,197	17,787
Sales and marketing	6,417	6,178
General and administrative	185,907	146,621
Total stock-based compensation	$234,288	$178,091

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three- or four-year period.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2011 and 2010 using the Black-Scholes option-pricing model:

	March 31,
	2011	2010
Risk free interest rate	2.6%	2.8%
Expected term (years)	6.2	6.2
Expected volatility	55.1%	57.9%
Expected dividend yield	-	-

A summary of the employee stock option activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term
Options outstanding at January 1, 2011	5,946,848	$1.24
Granted	676,853	1.99
Exercised	(166,607)	1.30
Cancelled/Forfeited	(5,690)	1.37
Options outstanding at March 31, 2011	6,451,404	1.31	6.59
Options exercisable at March 31, 2011	3,445,632	1.36	4.99

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $734,817 and $667,377, respectively.  There were 172,082 options exercised in a cashless manner during the three months ended March 31, 2011 including the exercise of 5,475 non-employee stock options, resulting in issuance of 77,050 shares of the Company’s common stock.

NOTE 4 - Stockholders’ Equity

During the three months ended March 31, 2011, 143 shares of the Company’s series A convertible preferred stock were converted into 118,751 shares of the Company’s common stock and 200 shares of series B convertible preferred stock were converted into 166,072 shares of the Company’s common stock upon the conversion by existing holders thereof.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, the Company issued 87,188 shares of common stock upon the exercise of warrants at an exercise price of $1.2043 per share, issued in 2007 in connection with the Series B Preferred Stock private placement.  The Company received an aggregate of $105,001 upon the exercise of these warrants. The Company also issued 531,506 shares of common stock upon the cashless exercise of 1,120,982 warrants by the warrant holders, as permitted under the terms of the Series B Preferred Stock.

Restricted Stock Awards

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. During the three months ended March 31, 2011, the Company issued 13,483 shares of its common stock valued at $15,750 in settlement of accrued stock awards.

The Company incurred $9,684 and $13,189 in compensation expense in the first three months of 2011 and 2010, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of March 31, 2011, accrued expenses includes $54,246 of accrued stock awards representing 39,270 shares of common stock granted but not yet issued to directors for their services on the board.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Derivative Liability

Derivative liabilities resulting from warrants issued in connection with the Company’s series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2011	January 1, 2011
Series B warrants:
Risk-free interest rate	1.5%	1.4%
Expected volatility	57.8%	57.6%
Expected life (in years)	3.4	3.7
Expected dividend yield

Number of warrants	902,038	2,110,208

Fair value	$1,038,132	$2,609,708

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

The fair value of these warrant liabilities was $1,038,132 at March 31, 2011. The change in fair value during 2011 of $1,571,576 of which $212,134 is reported in our condensed consolidated statement of operations as a loss on derivative financial instruments and $1,783,710 is a reclassification of the fair value of the derivative liability to equity upon the exercise of the warrants. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.  The change in fair value is reported in the consolidated statement of operations as a gain or loss on derivative financial instruments.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2011:

		Fair Value Measurements at March 31, 2011
	Total Carrying Value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,038,132	$-	$-	$1,038,132

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended March 31,
	2011	2010
Beginning balance	$2,609,708	$1,139,953
Net unrealized loss on derivative financial instruments	212,134	129,439
Reclassification to equity	(1,783,710)	-
Ending balance	$1,038,132	$1,269,392

NOTE 6 - Net Income (Loss) Per Share

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following for the three months ending March 31, 2011 and 2010:

	2011	2010
Series A convertible preferred stock	2,528,441	2,730,227
Series B convertible preferred stock	498,215	2,059,288
Series B warrants to purchase common stock	902,038	2,234,764
Other warrants to purchase common stock	444,888	444,888
Options to purchase common stock	6,495,064	6,073,787

Total	10,868,646	13,542,954

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

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of March 31, 2011, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 64% of total revenue and 70% of accounts receivable for the three months ended March 31, 2011. For the three months ended March 31, 2010, the largest customer accounted for 49% of total revenue and 30% of accounts receivable.

NOTE 9 – Subsequent Events

Subsequent to March 31, 2011, 750 shares of the Company’s series A convertible preferred stock were converted into 622,770 shares of the Company’s common stock.

The Company also issued 12,318 shares of its common stock valued at $14,500 in settlement of accrued stock awards.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2011 and 2010, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenues since inception have been derived primarily from image processing services in connection with pharmaceutical drug trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas.  Revenues are recognized as the services are performed and as images processed are quantified and delivered to our customers.

The amount of projects under management has steadily grown over the past several years, and we continue to submit proposals and bids for new contracts. However, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by a customer.

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can affect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue.  Customers may not continue our services due to many reasons including lack of demonstrated efficacy with their compounds in development.  Furthermore, the contracts may contemplate performance over multiple years.  Therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded.  Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in assisting patients and oncologists in determining whether an anti-angiogenic therapy is having the desired effect. We believe this application will assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510k clearance from the FDA for our application to be used as a tool to analyze Dynamic Contrast-Enhanced Magnetic Resonance Images (DCE-MRI). We will continue to assess the best mechanism for channeling our application into the market; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

Results of Operations

Results of Operations for Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Revenues

We had revenues of $3,659,000 for the quarter ended March 31, 2011 compared to $3,071,000 for the comparable period in 2010.  This $588,000, or 19%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. During the first quarter, we performed work on 105 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas.  This compares to 98 projects during the same period in 2010. The majority of the demand is seen within our oncology service line; however, we have recently seen increased interest in our musculoskeletal applications. During the first quarter of 2011, 82% of our business was in oncology services and 14% in musculoskeletal, the remaining 4% was in other therapeutic areas. This compares to 77%, 20% and 3%, respectively, in 2010. During the first quarter of 2011, 77% of the revenues were derived from Phase II and III studies compared to 73% during the comparable period in 2010. The gross margin we are able to realize on our revenues is impacted by the nature of the service mix during the reported quarter. Site qualification activities tend to result in higher margins whereas image analysis activities yield a lower margin. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter.

Gross Profit

We had a gross profit of $1,600,000 for the first quarter of 2011 compared to $1,598,000 for the comparable period in 2010.  Our gross profit margin was 44% during the period ended March 31, 2011 compared to 52% during the first quarter of 2010.   Our margins declined year over year due to the project mix during the first quarter of 2011 as compared to 2010. Of the revenues recognized during the first quarter of 2011, 35% were derived from image analysis work compared to 15% in the first quarter of 2010, our image analysis activities yield lower margin than our start-up/study initiation activities.  Additionally, we increased our staff within our operations group by 40% during 2010 and 2011. The hiring was predominately in project management which is our direct link to our customers. Additionally, we continue to invest in our infrastructure to support efficiencies as we scale the business to support our growth. We anticipate these investments and the higher revenue volume will allow us to be more efficient in the processing of our services.

Research and Development

Research and development costs increased in the quarter ended March 31, 2011 by $78,000, or 29%, to $346,000, when compared to the quarter ended March 31, 2010.  The increase was due to the hiring within our software development group at the end of 2010 and early 2011. We believe the investments we are making in our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of March 31, 2011, there were 13 employees in our research and development group, which includes the algorithm and software development groups, this compares to 10 as of March 31, 2010.

Sales and Marketing

Sales and marketing costs were consistent in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  Our sales and marketing efforts encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2011 were $796,000, an increase of $34,000 or 4%, when compared to the quarter ended March 31, 2010. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $137,000 for the quarter ended March 31, 2011 compared to $125,000 during the quarter ended March 31, 2010.  This $12,000 increase was a result of depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system. We anticipate our IT related costs to increase during 2011 due to the purchase of storage and system-related equipment to support our increasing capacity requirements.

Other Income (Expense)

Interest income for the quarter ended March 31, 2011 was nominal due to the low interest rates received from our primary banking institution. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk. Additionally, we recognized a marked to market adjustment of $212,000 for the three months ended March 31, 2011, relating to the loss in fair value of warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) compared to a non-cash marked to market loss of $129,000 for the three months ended March 31, 2010. The aggregate increase of $83,000 when compared to the first quarter of 2010 relates to the loss recognized for the series B warrants that was attributable to the higher average price of our common stock during the first quarter of 2011 as compared to the average price for the first quarter 2010.

Net Income/Loss

Net loss for the quarter ended March 31, 2011 was $200,000 compared to income of $8,000 for the quarter ended March 31, 2010.  The decrease in our net income over the prior period was primarily related to the non-cash loss recognized for the marked to market adjustment for certain warrants outstanding at the end of the first quarter of 2011 as compared to 2010, as described above as well as the increase in non-cash stock compensation expense for the quarter ended March 31, 2011 as compared to March 31, 2010.

Liquidity and Capital Resources

Our working capital as of March 31, 2011 was approximately $4,752,000 compared to $2,864,000 as of December 31, 2010.  The increase in working capital was primarily a result of the reclassification of the derivative liability to equity for the exercised warrants in accordance with ASC 815-40 as well as timing differences in the payment of accounts payable and receipt of accounts receivable.

Net cash used in operating activities totaled $759,000 in the three months ended March 31, 2011 compared to cash provided by operating activities of $189,000 in the comparable 2010 period.  This reduction is mostly due to the timing of receipts from customers as well as the timing of payroll and bonus payments in the first quarter of 2011 as compared to year end. Our days sales outstanding was 76 at the end of the first quarter of 2011, this compares to 57 as of December 31, 2010. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $129,000 in the purchase of equipment and the acquisition of patents in the first quarter of 2011, compared to $34,000 for the investment in these items in the first quarter of 2010. The increase represents investments in our IT and IS infrastructure in 2011 and the costs associated with implementing an ERP system in 2010 to support the growing demand for our services.

Cash provided by our financing activities in the three months ended March 31, 2011 was $80,000, compared to cash used of $56,000 in the three months ended March 31, 2010. The increase is a result of proceeds from the exercise of warrants during the first quarter of 2011 and lower dividend payments due to the conversion of series B preferred shares to common stock over the past year.

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

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained in this report.  Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report.  These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2011.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we issued the following shares of common stock in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)           143 shares of the Company’s series A convertible preferred stock were converted into 118,751 shares of the Company’s common stock and 200 shares of series B convertible preferred stock were converted into 166,072 shares of the Company’s common stock upon the conversion by existing holders thereof.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such conversions.  The issuance of common stock upon conversions of the series A and B convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

(b)           The Company issued 87,188 shares of common stock upon the exercise for cash of warrants at exercise prices of $1.2043 and $1.3849 per share, issued in 2007 in connection with our Series B Preferred Stock private placement.  The Company received an aggregate of $105,001 upon the exercise of these warrants.  The shares were issued in transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act.  The warrant holders are accredited investors under the Securities Act, were knowledgeable about the Company’s operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares issued are restricted from resale and were acquired for investment purposes only.

(c)           The Company issued 531,506 shares of common stock upon the net exercise of warrants upon conversion by the holders, as permitted under the terms thereof.  The warrants were issued in 2007 in connection with our Series B Preferred Stock private placement.  The Company did not receive any cash or other consideration in connection with the exercise of these warrants.  Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such exercised warrants.  The issuance of common stock upon the exercise of the warrants was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act.

(d)           The Company issued 77,050 shares of common stock upon the net exercise of options, as permitted under the terms thereof, granted under the 2001 and 2005 Long-Term Incentive Plans of the Company’s wholly-owned subsidiary, VirtualScopics, LLC, by participants under these plans.  The Company fully and unconditionally assumed the obligation to issue its common stock upon the exercise of these options.  The Company did not receive any cash or other consideration in connection with the exercise of these options.  Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such exercised options.  The issuance of common stock upon the exercise of the options was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act.

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

VIRTUALSCOPICS, INC.

Dated: May 16, 2011	/s/ Jeffrey Markin
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