Form 10-Q
period 2011-06-30
VirtualScopics, Inc.
filed 2011-08-12
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2011

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).X Yes   □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of July 31, 2011, there were 29,311,897 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.
TABLE OF CONTENTS

		Page Numbers

PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-13
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22
	ITEM 4: Controls and Procedures	21-22

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	22
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	22-23
	ITEM 3: Defaults Upon Senior Securities	23
	ITEM 5: Other Information	23
	ITEM 6: Exhibits	23

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash	$4,571,031	$4,576,060
Accounts receivable, net	3,192,865	2,727,525
Prepaid expenses and other current assets	367,545	305,079
Total current assets	8,131,441	7,608,664

Patents, net	1,651,050	1,711,501
Property and equipment, net	614,032	404,426
Total assets	$10,396,523	$9,724,591

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$803,590	$1,099,838
Accrued payroll	667,654	821,107
Unearned revenue	599,565	214,508
Derivative liability	864,797	2,609,708
Total current liabilities	2,935,606	4,745,161

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 2,290 and 3,188 shares at June 30, 2011 and December 31, 2010, respectively; liquidation preference $1,000 per share	2	3
Series B 6,000 shares authorized; issued and outstanding, 600 and 800 shares at June 30, 2011 and December 31, 2010, respectively; liquidation preference $1,000 per share	1	1
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued and outstanding, 29,188,861 and 27,414,620 shares at June 30, 2011 and December 31, 2010, respectively	29,189	27,415
Additional paid-in capital	17,442,699	15,090,254
Accumulated deficit	(10,010,974)	(10,138,243)
Total stockholders' equity	7,460,917	4,979,430
Total liabilities and stockholders' equity	$10,396,523	$9,724,591

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$3,576,253	$2,970,039	$6,925,863	$5,811,795
Reimbursement revenues	276,672	251,554	586,039	480,804
Total revenues	3,852,925	3,221,593	7,511,902	6,292,599

Cost of services	1,755,235	1,331,022	3,505,104	2,574,665
Cost of reimbursement revenues	276,672	251,554	586,039	480,804
Total cost of services	2,031,907	1,582,576	4,091,143	3,055,469
Gross profit	1,821,018	1,639,017	3,420,759	3,237,130

Operating expenses
Research and development	382,464	290,811	728,918	559,720
Sales and marketing	310,318	341,665	618,831	650,358
General and administrative	856,983	789,020	1,652,786	1,551,131
Depreciation and amortization	113,224	127,094	250,448	252,013
Total operating expenses	1,662,989	1,548,590	3,250,983	3,013,222

Operating income	158,029	90,427	169,776	223,908

Other income (expense)
Other income	13,006	3,138	14,232	7,359
Other expense	(16,720)	(5,115)	(17,940)	(5,286)
Gain (Loss) on derivative financial instrument	173,335	252,574	(38,799)	123,135
Total other income (expense)	169,621	250,597	(42,507)	125,208

Net income	327,650	341,024	127,269	349,116

Series B preferred stock dividend	12,000	44,092	24,989	100,057
Net income attributable to common stockholders	$315,650	$296,932	$102,280	$249,059

Weighted average basic shares outstanding	29,045,428	26,081,487	28,544,856	25,804,026
Weighted average diluted shares outstanding	36,964,760	31,017,406	36,738,762	30,632,898
Basic and diluted earnings per share	$0.01	$0.01	$0.00	$0.01

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$127,269	$349,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,448	252,013
Gain on the disposal of assets	(12,500)	-
Stock-based compensation	461,953	392,785
Derivative financial instrument	38,799	(123,135)
Changes in operating assets and liabilities
Accounts receivable	(465,340)	(384,946)
Prepaid expenses and other assets	(95,724)	(24,464)
Accounts payable and accrued expenses	(288,366)	459,445
Accrued payroll	(153,453)	(265,295)
Unearned revenue	385,057	(570,216)
Total adjustments	120,874	(263,813)
Net cash provided by operating activities	248,143	85,303

Cash flows from investing activities
Purchase of property and equipment	(346,640)	(149,048)
Acquisition of patents	(7,205)	(7,253)
Net cash used in investing activities	(353,845)	(156,301)

Cash flows from financing activities
Proceeds from the exercise of warrants for common stock	105,001	-
Proceeds from the exercise of stock options for common stock	32,383	25,250
Withholding taxes paid on cashless exercise of stock options	(11,722)	-
Cash dividends on series B preferred stock	(24,989)	(100,057)
Net cash provided by (used in) financing activities	100,673	(74,807)
Net decrease in cash	(5,029)	(145,805)
Cash
Beginning of period	4,576,060	4,327,410
End of period	$4,571,031	$4,181,605

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for
for board fees	$30,250	$132,304
Cashless exercise of stock options	$191	$-
Cashless exercise of warrants	$532	$-
Reclassification of derivative liabilities upon exercise of warrants
to additional paid in capital	$1,783,710	$-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when an agreement exists, services and products have been performed, prices are fixed or determinable, and collectability is reasonably assured.  Revenues are reduced for estimated discounts and other allowances, if any.

The Company provides advanced medical image analysis on a per analysis basis, and recognizes revenue when the image analysis is completed and delivered.  Revenue related to project, data and site management services is recognized as the services are rendered and in accordance with the terms of the contract.  Consulting revenue is recognized once the services are rendered and typically charged as an hourly rate.

Occasionally, the Company has provided software development services to its customers, which may require development, modification, and customization.  Software development revenue is billed on a fixed price basis and recognized upon delivery of the software and acceptance by the customer on a completed contract basis.  The Company does not sell software licenses, upgrades or enhancements, or post-contract customer services.

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

Recently Issued and Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification (“ASC”) Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820.  Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements.  This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

NOTE 3 - Stock-Based Compensation

For the three and six months ended June 30, 2011 and 2010, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Cost of service revenues	$14,252	$8,154	$24,019	$15,659
Research and development	32,015	22,695	64,212	40,482
Sales and marketing	2,700	2,858	9,117	9,036
General and administrative	156,330	158,298	342,237	304,919
Total stock-based compensation	$205,297	$192,005	$439,585	$370,096

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2011 and 2010 using the Black-Scholes option-pricing model:

	June 30,
	2011	2010
Risk free interest rate	2.6%	2.8%
Expected term (years)	6.2	6.2
Expected volatility	55.1%	57.7%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the employee stock option activity for the six months ended June 30, 2011 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term
Options outstanding at January 1, 2011	5,946,848	$1.24
Granted	687,853	1.99
Exercised	(377,888)	1.02
Cancelled/Forfeited	(109,815)	1.93
Options outstanding at June 30, 2011	6,146,998	1.32	6.49
Options exercisable at June 30, 2011	3,631,815	1.37	5.13

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $745,020 and $916,396, respectively.  There were 356,377 options exercised in a cashless manner during the six months ended June 30, 2011 including the exercise of 5,475 non-employee stock options, resulting in issuance of 191,015 shares of the Company’s common stock.  Additionally, there were 26,986 options exercised resulting in cash proceeds of $32,383 during the six months ending June 30, 2011 as compared to 25,000 options exercised resulting in cash proceeds of $25,250 during the six months ending June 30, 2010.

NOTE 4 - Stockholders’ Equity

During the six months ended June 30, 2011, 898 shares of the Company’s series A convertible preferred stock were converted into 745,673 shares of the Company’s common stock and 200 shares of series B convertible preferred stock were converted into 166,072 shares of the Company’s common stock upon the conversion by existing holders thereof.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, the Company issued 87,188 shares of common stock upon the exercise of warrants at an exercise price of $1.2043 per share, issued in 2007 in connection with the Series B Preferred Stock private placement.  The Company received an aggregate of $105,001 upon the exercise of these warrants. The Company also issued 531,506 shares of common stock upon the cashless exercise of 1,120,982 warrants by the warrant holders, as permitted under the terms of the Series B Preferred Stock.

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense.  Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. During the six months ended June 30, 2011, the Company issued 25,801 shares of its common stock valued at $30,250 in settlement of accrued stock awards.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company incurred $22,368 and $22,689 in compensation expense in the first six months of 2011 and 2010, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of June 30, 2011, accrued expenses includes $52,430 of accrued stock awards representing 33,734 shares of common stock granted but not yet issued to directors for their services on the board.

NOTE 5 - Derivative Liability

Derivative liabilities resulting from warrants issued in connection with the Company’s series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2011	January 1, 2011
Series B warrants:
Risk-free interest rate	0.9%	1.4%
Expected volatility	57.6%	57.6%
Expected life (in years)	3.2	3.7
Expected dividend yield

Number of warrants	902,038	2,110,208

Fair value	$864,797	$2,609,708

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based on the historical volatility of similar entities whose share prices are publicly available averaged with the historical volatility of the Company’s trading history excluding the first ten months of trading due to the discreet and non-recurring nature of the trading.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

The fair value of these warrant liabilities was $864,797 at June 30, 2011. The change in fair value during 2011 is $1,744,911 of which $38,799 is reported in our condensed consolidated statement of operations as a loss on derivative financial instruments and $1,783,710 is a reclassification of the fair value of the derivative liability to equity upon the exercise of the warrants. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.  The change in fair value is reported in the consolidated statement of operations as a gain or loss on derivative financial instruments.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2011:

		Fair Value Measurements at June 30, 2011
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$864,797	$-	$-	$864,797

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$1,038,132	$1,269,392	$2,609,708	$1,139,953
Net unrealized (gain) loss on derivative financial instruments	(173,335)	(252,574)	38,799	(123,135)
Reclassification to equity	-	-	(1,783,710)	-
Ending balance	$864,797	$1,016,818	$864,797	$1,016,818

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 - Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share
Numerator:
Net Income	$327,650	$341,024	$127,269	$349,116
Preferred stock cash dividends	(12,000)	(44,092)	(24,989)	(100,057)
Numerator for basic earnings
per share:
Net income available to
common stockholders	$315,650	$296,932	$102,280	$249,059

Denominator:
Weighted average basic shares
Outstanding	29,045,428	26,081,487	28,544,856	25,804,026

Earnings per basic share:
Net Income	$0.01	$0.01	$0.00	$0.01
Preferred stock cash dividends	0.00	0.00	0.00	0.00
Net income available to
common stockholders	$0.01	$0.01	$0.00	$0.01

Dilutive earnings per share
Numerator:
Net Income	$327,650	$341,024	$127,269	$349,116
Preferred stock cash dividends	-	-	-	-
Numerator for diluted earnings per share:

Net income available to
common stockholders	$327,650	$341,024	$127,269	$349,116

Denominator:
Weighted average basic shares
outstanding	29,045,428	26,081,487	28,544,856	25,804,026
Weighted average effect of dilutive
securities:
Employee stock options	4,998,433	411,385	5,115,143	358,452
Convertible preferred stock	2,399,736	4,329,496	2,399,736	4,329,496
Warrants	521,163	195,038	679,027	140,924
Weighted average diluted shares
outstanding	36,964,760	31,017,406	36,738,762	30,632,898

Net income per diluted share:
Net Income	$0.01	$0.01	$0.00	$0.01
Preferred stock cash dividends	0.00	0.00	0.00	0.00
Net income available to
common stockholders	$0.01	$0.01	$0.00	$0.01

Securities excluded from the weighted
average dilutive common shares
outstanding because their inclusion
would have been anti-dilutive:
Preferred Stock	-	-	-	-
Stock options	1,309,934	4,897,638	1,307,934	5,356,474
Warrants	87,813	1,205,195	87,813	2,322,577

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses.  The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers.  It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.  Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of June 30, 2011 because it is still currently more likely than not that the benefits of our deferred tax assets will not be realized in future periods.  The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of June 30, 2011, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 61% of its accounts receivable as of June 30, 2011 and 59% of total revenue for the six months ended June 30, 2011. The largest customer accounted for 58% of its accounts receivable as of June 30, 2010 and 51% of total revenue for the six months ended June 30, 2010.

The Company’s top customer accounted for approximately 61% of its accounts receivable as of June 30, 2011 and 55% of its total revenue for the three months ended June 30, 2011. The largest customer accounted for 58% of its accounts receivable as of June 30, 2010 and 53% of total revenue for the three months ended June 30, 2010.

NOTE 9 – Subsequent Event

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the related condensed consolidated statements of operations and cash flows for the quarters ended June 30, 2011 and 2010, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenues since inception have been derived primarily from image analysis services in connection with pharmaceutical drug trials.  For these services, we have been concentrating in the areas of oncology and osteoarthritis.  We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas.  Revenues are recognized as the services are performed and as images processed are quantified and delivered to our customers.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Revenues

We had revenues of $3,853,000 for the quarter ended June 30, 2011 compared to $3,222,000 for the comparable period in 2010.  This $631,000, or 20%, increase in revenues was directly related to the expansion of our penetration within the pharmaceutical and medical device industries. During the second quarter, we performed work on 106 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas.  This compares to 93 projects during the same period in 2010. The majority of the demand is seen within our oncology service line; however, we have recently seen increased interest in our other applications, including musculoskeletal and cardiovascular services. During the second quarter of 2011, 80% of our business was in oncology services and 17% in musculoskeletal, the remaining 3% was in other therapeutic areas. This compares to 79%, 15% and 6%, respectively, in 2010. During the second quarter of 2011, 77% of the revenues were derived from Phase II and III studies compared to 71% during the comparable period in 2010. The gross margin we are able to realize on our revenues is impacted by the nature of the service mix during the reported quarter, as well as the phase of study. Site qualification activities tend to result in higher margins whereas image analysis activities yield a lower margin. Likewise, historically Phase I studies generally have higher margins than Phase III studies. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter.

Gross Profit

We had a gross profit of $1,821,000 for the second quarter of 2011 compared to $1,639,000 for the comparable period in 2010, representing a $182,000, or 11%, improvement.  Our gross profit margin was 47% during the quarter ended June 30, 2011 compared to 51% during the second quarter of 2010.   Our margins declined year over year due to the project mix and phase of study during the second quarter of 2011 as compared to 2010. Of the revenues recognized during the second quarter of 2011, 39% were derived from image analysis work compared to 20% in the second quarter of 2010, our image analysis activities yield lower margin than our start-up/study initiation activities.  Additionally, we increased our staff within our operations group by 30% during 2010 and 2011. The hiring was predominately in project management which is our direct link to our customers. Additionally, we continue to invest in our infrastructure to support efficiencies as we scale the business to support our growth. We anticipate these investments and the higher revenue volume will allow us to be more efficient in the processing of our services.

Research and Development

Research and development costs increased in the quarter ended June 30, 2011 by $92,000, or 32%, to $382,000, when compared to the quarter ended June 30, 2010.  The increase was due to the hiring within our software development group at the end of 2010 and early 2011. We believe the investments we are making in our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers. As of June 30, 2011, there were 14 employees in our research and development group, which includes the algorithm and software development groups, this compares to 10 as of June 30, 2010.

Sales and Marketing

Sales and marketing costs declined $31,000, or 9%, to $310,000 in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 due to one less sales person within the sales and marketing group. The company is currently recruiting for an experienced individual to lead our sales and marketing efforts.  Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers. Currently, there are 5 individuals within our sales and marketing department.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2011 were $857,000, an increase of $68,000 or 9%, when compared to the quarter ended June 30, 2010. The increase is driven by severance charges incurred during the second quarter of 2011 as well as higher SEC and legal fees. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $113,000 for the quarter ended June 30, 2011 compared to $127,000 during the quarter ended June 30, 2010.  The reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party). Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system. We anticipate our IT related costs to increase during 2011 due to the purchase of storage and system-related equipment to support our increasing capacity requirements.

Other Income (Expense)

Other income for the quarter ended June 30, 2011 was $170,000 compared to $251,000 for the quarter ended June 30, 2010. During the second quarter of 2011, we recognized a marked to market gain of $173,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) compared to a non-cash marked to market gain of $253,000 for the three months ended June 30, 2010.  The aggregate decrease of $80,000 when compared to the second quarter of 2010 is attributable to the higher average price of our common stock during the second quarter of 2011 compared to the second quarter of 2010.

Net Income

Net income for the quarter ended June 30, 2011 was $328,000 compared to income of $341,000 for the quarter ended June 30, 2010.  The slight decrease in our net income over the prior period was primarily related to the decline in margins due to the project mix and phase of study, lower non-cash gain recognized for the marked to market adjustment for certain warrants outstanding, and the increase in non-cash stock compensation expense. Offsetting the lower gain on derivative, was higher operating income during the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

Our revenues for the six months ended June 30, 2011 were $7,512,000, an increase of $1,219,000 or 19% over the first half of 2010. The increase in sales is due to the broader penetration of our services in the industry and the shift to later stage clinical trials which are inherently larger contracts. We performed services for a total of 117 projects in the first half of 2011, as compared to 106 in the first half of 2010.  During the first half of 2011, 78% of our revenues were generated from Phase II/III projects compared to 72% during the first half of 2010. We expect that a majority of our revenues from pharmaceutical and medical device clinical trials will be derived from Phase II and III studies throughout the remainder of 2011.

Gross Profit

We had a gross profit of $3,421,000 for the six months ended June 30, 2011 compared to $3,237,000 for the comparable period in 2010. Our gross margin for the six months ended June 30, 2011 was 46% compared to 51% for the first half of 2010.  Our gross margin fluctuations are largely a result of the mix of services performed during a given period. Of the revenues recognized during the first two quarters of 2011, 38% were derived from image analysis work compared to 20% in the first half of 2010. Our site initiation activities typically yield higher margins than our analysis services. In 2010, a higher percent of our business came from site initiation activities as we began work on several Phase III studies.  We anticipate margins to approximate 45-48% for the remainder of 2011.

Research and Development

Total research and development expenditures were $729,000 in the first half of 2011 compared to $560,000 for the comparable period in 2010, an increase of 30%. The increase was due to the hiring within our software development group at the end of 2010 and early 2011. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. As of June 30, 2011, there were 14 employees in our research and development group, which includes the algorithm and software development groups, this compares to 10 as of June 30, 2010.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2011 were $619,000 compared to $650,000 for the first half of 2010 due to one less sales person within the sales and marketing group. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities. As of June 30, 2011, there were 5 individuals in our sales and marketing group. The company is currently recruiting for an experienced individual to lead our sales and marketing group.

General and Administrative

General and administrative expenses for the six months ended June 30, 2011 were $1,653,000, an increase of $102,000 or 7%, over the first half of 2010.  The increase is driven by severance charges incurred during the second quarter of 2011, higher SEC and legal fees, increased IT expenses, and an increase in non-cash stock compensation costs resulting from the issuance of employee stock options during the first half of 2011.  General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $250,000 for the six months ended June 30, 2011 compared to $252,000 during the first half of June 30, 2010.  The slight reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party). Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income (Expense)

Other expense for the six months ended June 30, 2011 was $43,000 compared to other income of $125,000 in the same period in 2010.  The decrease in other income was a reflection of the recognition of a marked to market loss of $39,000 related to the increase in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5).  During the first half of 2010, we recognized an unrealized gain of $123,000 due to the decrease in fair value of those warrants.  The aggregate decrease of $162,000 when compared to the first half of 2010 is attributable to the higher average price of our common stock during the first half of 2011 compared to the first half of 2010.

Net Income

Our net income for the six months ended June 30, 2011 was $127,000 compared to a net income of $349,000 for the same period in 2010.  The decrease in our net income over the prior period was related to the non-cash loss recognized for the marked to market adjustment for certain warrants outstanding during the first half of 2011 as compared to the gain recognized in 2010, the decrease in margins due to the project mix and phase of study, severance charges, higher SEC and legal fees, increased IT expenses, and the increase in non-cash stock compensation costs in 2011 compared to 2010.

Liquidity and Capital Resources

Our working capital as of June 30, 2011 was approximately $5,196,000 compared to $2,864,000 as of December 31, 2010.  The significant increase in working capital was primarily a result of the growth in our operating income, the reclassification of the derivative liability to equity for the exercised warrants in accordance with ASC 815-40 and timing differences in the payment of accounts payable and receipt of accounts receivable.

Net cash provided by operating activities totaled $248,000 in the six months ended June 30, 2011 compared to net cash provided by operating activities of $85,000 in the comparable 2010 period.  This increase is mostly due to the timing of receipts from customers as well as the timing of payroll payments in the first half of 2011 as compared to last year. Our days sales outstanding was 71 at the end of the second quarter of 2011, this compares to 57 as of December 31, 2010. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $354,000 in the purchase of equipment and the acquisition of patents in the first six months of 2011, compared to $156,000 for the investment in these items in the first six months of 2010. The increase represents investments in our IT and IS infrastructure in 2011 and the costs associated with the acquisition of a new IT storage system to support the demand for our services.

Cash provided by our financing activities in the six months ended June 30, 2011 was $101,000, compared to cash used of $75,000 in the six months ended June, 30 2010. The increase is a result of proceeds from the exercise of options during the first two quarters of 2011 and lower dividend payments due to the conversion of series B preferred shares to common stock over the past year.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2011.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we issued the following shares of common stock in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)           755 shares of the Company’s series A convertible preferred stock were converted into 626,922 shares of the Company’s common stock and there were no conversions of the Company’s series B convertible preferred stock into shares of the Company’s common stock.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such conversions.  The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

(b)           The Company issued 113,965 shares of common stock upon the net exercise of options, as permitted under the terms thereof, granted under the 2001 and 2005 Long-Term Incentive Plans of the Company’s wholly-owned subsidiary, VirtualScopics, LLC, by participants under these plans.  The Company fully and unconditionally assumed the obligation to issue its common stock upon the exercise of these options.  The Company did not receive any cash or other consideration in connection with the exercise of these options.  Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such exercised options.  The issuance of common stock upon the exercise of the options was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act.

Item 3.  Defaults upon Senior Securities

           Not applicable.

Item 5.  Other Information

           None

Item 6.  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2011	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer, Senior Vice President

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.