Form 10-Q
period 2011-09-30
VirtualScopics, Inc.
filed 2011-11-14
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-52018

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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
As of October 31, 2011, there were 29,370,687 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.
TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-12
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20
	ITEM 4: Controls and Procedures	20-21

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	21
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3: Defaults Upon Senior Securities	22
	ITEM 5: Other Information	22
	ITEM 6: Exhibits	22

i

PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash	$5,172,413	$4,576,060
Accounts receivable, net	2,718,675	2,727,525
Prepaid expenses and other current assets	443,758	305,079
Total current assets	8,334,846	7,608,664

Patents, net	1,620,532	1,711,501
Property and equipment, net	566,078	404,426
Total assets	$10,521,456	$9,724,591

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$780,623	$1,099,838
Accrued payroll	507,390	821,107
Unearned revenue	642,103	214,508
Derivative liability	316,377	2,609,708
Total current liabilities	2,246,493	4,745,161

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 2,190 and 3,188 shares at September 30, 2011 and December 31, 2010, respectively; liquidation preference $1,000 per share	2	3
Series B 6,000 shares authorized; issued and outstanding, 600 and 800 shares at September 30, 2011 and December 31, 2010, respectively; liquidation preference $1,000 per share	1	1
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 29,370,687 and 27,414,620 shares at September 30, 2011 and December 31, 2010, respectively	29,371	27,415
Additional paid-in capital	17,693,638	15,090,254
Accumulated deficit	(9,448,049)	(10,138,243)
Total stockholders' equity	8,274,963	4,979,430
Total liabilities and stockholders' equity	$10,521,456	$9,724,591

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$3,047,704	$3,347,205	$9,973,568	$9,159,000
Reimbursement revenues	221,103	243,386	807,142	724,190
Total revenues	3,268,807	3,590,591	10,780,710	9,883,190

Cost of services	1,551,078	1,459,924	5,056,183	4,034,589
Cost of reimbursement revenues	221,103	243,386	807,142	724,190
Total cost of services	1,772,181	1,703,310	5,863,325	4,758,779
Gross profit	1,496,626	1,887,281	4,917,385	5,124,411

Operating expenses
Research and development	352,454	300,166	1,081,372	859,886
Sales and marketing	259,684	268,466	878,514	918,826
General and administrative	751,315	789,002	2,404,102	2,340,131
Depreciation and amortization	113,614	129,412	364,062	381,425
Total operating expenses	1,477,067	1,487,046	4,728,050	4,500,268

Operating income	19,559	400,235	189,335	624,143

Other income (expense)
Other income	1,671	1,058	15,903	8,417
Other expense	(6,724)	(9,316)	(24,665)	(14,602)
Unrealized gain on change in fair value of the derivative liability	548,420	236,722	509,621	359,857
Total other income	543,367	228,464	500,859	353,672

Net income	562,926	628,699	690,194	977,815

Series B preferred stock dividend	12,000	40,520	36,989	140,577
Net income attributable to common stockholders	$550,926	$588,179	$653,205	$837,238

Weighted average basic shares outstanding	29,329,816	26,313,937	28,809,385	25,975,864
Weighted average diluted shares outstanding	32,524,658	31,039,284	33,471,117	30,794,874
Basic and diluted earnings per share	$0.02	$0.02	$0.02	$0.03

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$690,194	$977,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	364,062	381,425
Gain on the disposal of property and equipment	(12,500)	-
Stock-based compensation	670,449	621,774
Derivative liability	(509,621)	(359,857)
Changes in operating assets and liabilities
Accounts receivable	8,850	(1,076,942)
Prepaid expenses and other assets	(171,937)	(30,518)
Accounts payable and accrued expenses	(316,708)	369,493
Accrued payroll	(313,717)	(182,722)
Unearned revenue	427,595	(734,525)
Total adjustments	146,473	(1,011,872)
Net cash provided by (used in) operating activities	836,667	(34,057)

Cash flows from investing activities
Purchase of property and equipment	(378,473)	(161,297)
Acquisition of patents	(10,514)	(7,252)
Net cash used in investing activities	(388,987)	(168,549)

Cash flows from financing activities
Proceeds from the exercise of warrants for common stock	105,001	-
Proceeds from the exercise of stock options for common stock	92,383	25,250
Withholding taxes paid on cashless exercise of stock options	(11,722)	-
Cash dividends on series B preferred stock	(36,989)	(140,577)
Net cash provided by (used in) financing activities	148,673	(115,327)
Net increase (decrease) in cash	596,353	(317,933)
Cash
Beginning of period	4,576,060	4,327,410
End of period	$5,172,413	$4,009,477

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for for board fees	$30,250	$132,303
Cashless exercise of stock options	$240	$-
Cashless exercise of warrants	$532	$-
Reclassification of derivative liabilities upon exercise of warrants to additional paid in capital	$1,783,710	$-

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VirtualScopics, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Research and Development
Research and development expense relates to the development of new applications and processes including improvements and enhancements to existing software applications. These costs are expensed as incurred.

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

NOTE 3 - Stock-Based Compensation

For the three and nine months ended September 30, 2011 and 2010, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Cost of service revenues	$14,446	$7,031	$38,465	$22,691
Research and development	32,430	29,886	96,642	70,369
Sales and marketing	4,988	5,268	14,105	14,304
General and administrative	151,257	174,426	493,494	479,343
Total stock-based compensation	$203,121	$216,611	$642,706	$586,707

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a three or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading.  In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2011 and 2010 using the Black-Scholes option-pricing model:

	September 30,
	2011	2010
Risk free interest rate	2.6%	2.8%
Expected term (years)	6.2	6.2
Expected volatility	55.1%	57.7%
Expected dividend yield	-	-

A summary of the employee stock option activity for the nine months ended September 30, 2011 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2011	5,946,848	$1.24
Granted	689,353	1.98
Exercised	(541,888)	0.98
Cancelled/Forfeited	(154,123)	1.78
Expired	(83,338)	0.74
Options outstanding at September 30, 2011	5,856,852	1.34	6.46
Options exercisable at September 30, 2011	3,421,044	1.40	5.18

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $745,908 and $939,796, respectively.  There were 470,377 options exercised in a cashless manner during the nine months ended September 30, 2011 including the exercise of 119,475 non-employee stock options, resulting in issuance of 239,805 shares of the Company’s common stock.  Additionally, there were 76,986 options exercised resulting in cash proceeds of $92,383 during the nine months ending September 30, 2011 as compared to 25,000 options exercised resulting in cash proceeds of $25,250 during the nine months ending September 30, 2010.

NOTE 4 - Stockholders’ Equity

During the nine months ended September 30, 2011, 998 shares of the Company’s series A convertible preferred stock were converted into 828,709 shares of the Company’s common stock and 200 shares of series B convertible preferred stock were converted into 166,072 shares of the Company’s common stock upon the conversion by existing holders thereof.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, the Company issued 87,188 shares of common stock upon the exercise of warrants at an exercise price of $1.2043 per share, issued in 2007 in connection with the Series B Preferred Stock private placement.  The Company received an aggregate of $105,001 upon the exercise of these warrants. The Company also issued 531,506 shares of common stock upon the cashless exercise of 1,120,982 warrants by the warrant holders, as permitted under the terms of the Series B Preferred Stock.

Restricted Stock Awards
A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense.  Shares contained in the unvested portion of a restricted stock awards are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. During the nine months ended September 30, 2011, the Company issued 25,801 shares of its common stock valued at $30,250 in settlement of accrued stock awards.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company incurred $27,743 and $35,067 in compensation expense in the first nine months and $5,375 and $12,378 in the third quarter of 2011 and 2010, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of September 30, 2011, accrued expenses includes $57,805 of accrued stock awards representing 39,110 shares of common stock granted but not yet issued to directors for their services on the board.

NOTE 5 - Derivative Liability

Derivative liabilities resulting from warrants issued in connection with the Company’s series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2011	January 1, 2011
Series B warrants:
Risk-free interest rate	0.4%	1.4%
Expected volatility	64.9%	57.6%
Expected life (in years)	2.9	3.7
Expected dividend yield

Number of warrants	902,038	2,110,208

Fair value	$316,377	$2,609,708

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

The fair value of these warrant liabilities was $316,377 at September 30, 2011. The change in fair value during 2011 is $2,293,331 of which $509,621 is reported in our condensed consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liability and $1,783,710 is a reclassification of the fair value of the derivative liability to equity upon the exercise of the warrants. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.  The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2011:

		Fair Value Measurements at September 30, 2011
	Total Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$316,377	$-	$-	$316,377

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities.  The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$864,797	$1,016,818	$2,609,708	$1,139,953
Net unrealized gain on the derivative liability	(548,420)	(236,722)	(509,621)	(359,857)
Reclassification to equity	-	-	(1,783,710)	-
Ending balance	$316,377	$780,096	$316,377	$780,096

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

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share
Numerator:
Net Income	$562,926	$628,699	$690,194	$977,815
Preferred stock cash dividends	(12,000)	(40,520)	(36,989)	(140,577)
Numerator for basic earnings per share:
Net income available to common stockholders	$550,926	$588,179	$653,205	$837,238

Denominator:
Weighted average basic shares Outstanding	29,329,816	26,313,937	28,809,385	25,975,864

Earnings per basic share:
Net Income	$0.02	$0.02	$0.02	$0.04
Preferred stock cash dividends	0.00	0.00	0.00	(0.01)
Net income available to common stockholders	$0.02	$0.02	$0.02	$0.03

Dilutive earnings per share
Numerator:
Net Income	$562,926	$628,699	$690,194	$977,815
Preferred stock cash dividends	-	-	-	-
Numerator for diluted earnings per share:
Net income available to common stockholders	$562,926	$628,699	$690,194	$977,815

Denominator:
Weighted average basic shares outstanding	29,329,816	26,313,937	28,809,385	25,975,864
Weighted average effect of dilutive securities:
Employee stock options	663,512	287,040	1,725,645	352,653
Convertible preferred stock	2,316,700	4,329,496	2,316,700	4,329,496
Warrants	214,630	108,811	619,387	136,861
Weighted average diluted shares outstanding	32,524,658	31,039,284	33,471,117	30,794,874

Net income per diluted share:
Net Income	$0.02	$0.02	$0.02	$0.03
Preferred stock cash dividends	0.00	0.00	0.00	0.00
Net income available to common stockholders	$0.02	$0.02	$0.02	$0.03

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Preferred Stock	-	-	-	-
Stock options	2,400,552	5,435,285	1,283,726	5,193,461
Warrants	582,424	2,322,577	87,813	2,322,577

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses.  The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers.  It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance.  Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of September 30, 2011 because it is still currently more likely than not that the benefits of our deferred tax assets will not be realized in future periods.  The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  As of September 30, 2011, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 66% of accounts receivable as of September 30, 2011 and 59% of total revenue for the nine months ended September 30, 2011. The largest customer accounted for 66% of accounts receivable as of September 30, 2010 and 54% of total revenue for the nine months ended September 30, 2010.

The Company’s top customer accounted for 58% of total revenue for the three months ended September 30, 2011 and 60% of total revenue for the three months ended September 30, 2010.

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

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 and the related condensed consolidated statements of operations and cash flows for the quarters ended September 30, 2011 and 2010, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Results of Operations

Results of Operations for Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Revenues

We had revenues of $3,269,000 for the quarter ended September 30, 2011 compared to $3,591,000 for the comparable period in 2010, representing a $322,000, or 9% decrease in revenues. The decrease was related to a reduced level of new project awards in 2010 due to general market conditions. During the second half of 2011, we have also seen a delay in study initiations and recruitment within existing studies and expect these conditions to continue to have an effect for the remainder of 2011.  Nonetheless, we have also seen an increasing number of requests for proposals in 2011.  We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc will result in increased business activity during 2012. During the third quarter of 2011, we performed work on 103 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas.  We also performed work on 103 projects during the same period in 2010.

During the third quarter of 2011, 73% of our business was in oncology services and 23% in musculoskeletal, the remaining 4% was in other therapeutic areas. This compares to 83%, 15% and 2%, respectively, in 2010. During the third quarter of 2011, 71% of the revenues were derived from Phase II and III studies compared to 77% during the comparable period in 2010. The gross margin we are able to realize on our revenues is impacted by the nature of the service mix during the reported quarter, as well as the phase of study. Site qualification activities tend to result in higher margins whereas image analysis activities yield a lower margin. Likewise, historically Phase I studies generally have higher margins than Phase III studies. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter.

Gross Profit

We had a gross profit of $1,497,000 for the third quarter of 2011 compared to $1,887,000 for the comparable period in 2010, representing a $390,000, or 21%, decline.  Our gross profit margin was 46% during the quarter ended September 30, 2011 compared to 53% during the third quarter of 2010.   Our margins declined year over year due to the lower revenues as well as the project mix and phase of study during the third quarter of 2011 as compared to 2010. Of the revenues recognized during the third quarter of 2011, 33% were derived from image analysis work compared to 29% in the third quarter of 2010, our image analysis activities yield lower margin than our start-up/study initiation activities.  Additionally, we increased our staff within our operations group by 30% during 2010 and 2011. The hiring was predominately in project management which is our direct link to our customers.

Research and Development

Research and development costs increased in the quarter ended September 30, 2011 by $52,000, or 17%, to $352,000, when compared to the quarter ended September 30, 2010.  The increase was due to the hiring within our software development group at the end of 2010 and early 2011. We believe the investments we are making in our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers. Also included in R&D are the costs incurred to complete our 510(k) Medical Device Submission with the FDA for our blood perfusion application.

As of September 30, 2011, there were 14 employees in our research and development group, which includes the algorithm and software development groups, this compares to 10 as of September 30, 2010.

Sales and Marketing

Sales and marketing costs remained consistent in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The company is currently recruiting for an experienced individual to lead our sales and marketing efforts.  Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers. Currently, there are 5 individuals within our sales and marketing department.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2011 were $751,000, a decrease of $38,000 or 5%, when compared to the quarter ended September 30, 2010. The decrease is driven by lower stock compensation charges in the third quarter of 2011 compared to the same period in 2010. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $114,000 for the quarter ended September 30, 2011 compared to $129,000 during the quarter ended September 30, 2010.  The reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party). Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income (Expense)

Other income for the quarter ended September 30, 2011 was $543,000 compared to $228,000 for the quarter ended September 30, 2010. During the third quarter of 2011, we recognized a marked to market gain of $548,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) compared to a non-cash marked to market gain of $237,000 for the three months ended September 30, 2010.  The aggregate increase of $311,000 when compared to the third quarter of 2010 is attributable to the lower average price of our common stock during the third quarter of 2011 compared to the third quarter of 2010.

Net Income

Net income for the quarter ended September 30, 2011 was $563,000 compared to income of $629,000 for the quarter ended September 30, 2010.  The decrease in our net income over the prior period was primarily related to the decline in revenues during the quarter, offset by the non-cash gain recognized for the marked to market adjustment for certain warrants outstanding.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

Our revenues for the nine months ended September 30, 2011 were $10,781,000, an increase of $898,000 or 9% over the first nine months of 2010. The increase in sales is due to the broader penetration of our services in the industry during the first half of 2011, and the shift to later stage clinical trials which are inherently larger contracts. We performed services for a total of 127 projects in the first nine months of 2011, as compared to 116 in the first nine months of 2010.  During the first nine months of 2011, 75% of our revenues were generated from Phase II/III projects compared to 73% during the first nine months of 2010. We expect that a majority of our revenues from pharmaceutical and medical device clinical trials will be derived from Phase II and III studies throughout the remainder of 2011.

Gross Profit

We had a gross profit of $4,917,000 for the nine months ended September 30, 2011 compared to $5,124,000 for the comparable period in 2010. Our gross margin for the nine months ended September 30, 2011 was 46% compared to 52% for the first nine months of 2010.  Our gross margin fluctuations are largely a result of the level of revenues and the mix of services performed during a given period. Of the revenues recognized during the first three quarters of 2011, 36% were derived from image analysis work, which tends to have lower margins, compared to 24% in the first three quarters of 2010. Our site initiation activities typically yield higher margins than our analysis services. In 2010, a higher percent of our business came from site initiation activities as we began work on several Phase III studies.

Research and Development

Total research and development expenditures (“R&D”) were $1,081,000 in the first nine months of 2011 compared to $860,000 for the comparable period in 2010, an increase of 26%. The increase was due to the hiring within our software development group at the end of 2010 and early 2011. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. Also included in R&D are the costs incurred to complete our 510(k) Medical Device Submission with the FDA for our blood perfusion application. As of September 30, 2011, there were 14 employees in our research and development group, which includes the algorithm and software development groups, compared to 10 as of September 30, 2010.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2011 were $879,000 compared to $919,000 for the first three quarters of 2010. The decrease was due to the timing of trade shows and travel costs compared to the same period in 2010. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities. As of September 30, 2011, there were 5 individuals in our sales and marketing group. The company is currently recruiting for an experienced individual to lead our sales and marketing group.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2011 were $2,404,000, an increase of $64,000 or 3%, over the first nine months of 2010.  The increase is driven by severance charges incurred during the second quarter of 2011, higher IT expenses, and an increase in non-cash stock compensation costs resulting from the grants of employee stock options during the first nine months of 2011.  General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $364,000 for the nine months ended September 30, 2011 compared to $381,000 during the first nine months of 2010.  The slight reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party). Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income (Expense)

Other income for the nine months ended September 30, 2011 was $501,000 compared to other income of $354,000 in the same period in 2010.  The increase was a reflection of the recognition of a marked to market gain of $510,000 related to the decrease in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5).  During the first three quarters of 2010, we recognized an unrealized gain of $360,000 due to the decrease in fair value of those warrants.  The aggregate increase of $150,000 when compared to the first nine months of 2010 is attributable to the lower average price of our common stock during the first nine months of 2011 compared to the first nine months of 2010.

Net Income

Our net income for the nine months ended September 30, 2011 was $690,000 compared to a net income of $978,000 for the same period in 2010.  The decrease in our net income over the prior period was related to the higher R&D costs and slightly lower gross profit, offset by the non-cash gain recognized for the marked to market adjustment for certain warrants outstanding during the first three quarters of 2011 as compared to the gain recognized in 2010.

Liquidity and Capital Resources

Our working capital as of September 30, 2011 was approximately $6,088,000 compared to $2,864,000 as of December 31, 2010.  The significant increase in working capital was primarily a result of the reclassification of the derivative liability to equity for the exercised warrants in accordance with ASC 815-40 and timing differences in the payment of accounts payable and receipt of accounts receivable.

Net cash provided by operating activities totaled $837,000 in the nine months ended September 30, 2011 compared to net cash used in operating activities of $34,000 in the comparable 2010 period.  This increase is mostly due to the timing of advance payments on new projects, receipts from customers as well as the timing of payroll payments in the first nine months of 2011 as compared to last year. Our days sales outstanding was 69 at the end of the third quarter of 2011, this compares to 57 as of December 31, 2010. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $389,000 in the purchase of equipment and the acquisition of patents in the first nine months of 2011, compared to $169,000 for the investment in these items in the first nine months of 2010. The increase represents investments in our IT and IS infrastructure in 2011 and the costs associated with the acquisition of a new IT storage system to support the level of demand we are experiencing for our services.

Cash provided by our financing activities in the nine months ended September 30, 2011 was $149,000, compared to cash used of $115,000 in the nine months ended September, 30 2010. The increase is a result of proceeds from the exercise of options and warrants during the first three quarters of 2011 and lower dividend payments due to the conversion of series B preferred shares to common stock over the past year.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2011.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we issued the following shares of common stock in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)           100 shares of the Company’s series A convertible preferred stock were converted into 83,036 shares of the Company’s common stock.  The Company did not receive any cash or other consideration in connection with the conversions. Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such conversions.  The issuance of common stock upon conversions of the series A convertible preferred stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

(b)           The Company issued 48,790 shares of common stock upon the net exercise of options, as permitted under the terms thereof, granted under the 2001 and 2005 Long-Term Incentive Plans of the Company’s wholly-owned subsidiary, VirtualScopics, LLC, by participants under these plans.  The Company fully and unconditionally assumed the obligation to issue its common stock upon the exercise of these options.  The Company did not receive any cash or other consideration in connection with the exercise of these options.  Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with such exercised options.  The issuance of common stock upon the exercise of the options was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act.

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

Dated: November 14, 2011	VIRTUALSCOPICS, INC.

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