Form 10-K
period 2011-12-31
VirtualScopics, Inc.
filed 2012-03-21
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2011 was approximately $17,940,236 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock or series B preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of February 29, 2012, there were outstanding 29,370,687 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2011 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2012, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

ITEM 1: Business

We are a provider of quantitative imaging for clinical trials serving the pharmaceutical, biotechnology and medical device industries. We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical and medical device research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer and other debilitating diseases.

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

We have also begun pursuing the expansion of the use of our quantitative imaging into new markets. Our first of these applications, which we believe has significant benefits to society, is our blood flow and vascular permeability software tool which could provide patients and oncologists information to assist in the determination whether an anti-angiogenic therapy is having the desired effect. We believe this application will better assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have filed a 510k with the FDA and have received their initial comments. We are actively working towards answering their questions. In the meantime, we are in discussions with potential partners in the industry to assist with the validation, marketing and distribution of our first quantitative imaging application outside the drug development market we currently serve. We will continue to assess the best mechanism for channeling our application into the market as well as the process for obtaining reimbursement from payers; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

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

We are the first company able to provide blood flow and volume measurements for cancer diagnosis and monitoring in a standardized and consistent way across multiple institutions (Jerry M. Collins, “Imaging and Other Biomarkers in Early Clinical Studies: One Step at a Time or Re-Engineering Drug Development?,” Journal of Clinical Oncology, vol. 20, August 20, 2005). These quantitative measurements are vital for assessing patient response to next-generation anti-angiogenic cancer drugs.

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

Our semi-automated, statistically-driven feature analysis provides greater precision, higher throughput and less dependence on a particular reader than manual tracing does. In retrospective analysis for a leading pharmaceutical company, our volumetric measurement showed that tumors found to be stable under RECIST were actually growing significantly. With our semi-automated analysis we believe we could have discovered the failure sooner and avoided the expense of funding the next phase of clinical research. Conversely, volumetric measurement can greatly accelerate clinical research by preventing mistaken kills and identifying efficacious compounds sooner.

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

Sales and Marketing

Our sales and business development strategy is centered around the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical, medical device, and biotechnology companies. To date, we have made significant inroads by having contracts with 10 of the 15 leading pharmaceutical, biotechnology and medical device companies. During 2011, we performed services for 133 projects representing 36 customers. We continue to grow our business by leveraging relationships with our current customers and through referrals. As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organization. Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Complementing our sales and marketing effort is our strategic alliance with PPD, Inc., signed in October 2010 and expanded to include multiple therapeutic areas in January 2012. The alliance affords us the opportunity to penetrate an expanded customer base through a combined solution to the market. We are working closely to develop the best in kind solution combining core Clinical resource Organization, or CRO, services with our imaging platform. The alliance also provides for our earlier engagement with potential customers because PPD tends to be engaged earlier in the supplier selection process of the drug development cycle.

In addition to these initiatives, we actively participate in medical conferences to showcase our technology, services and results, as well as joint publications with sponsors which often results in highly visible, research. We have built a strong base of clinical collaborators across varied disease platforms.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

Industry Overview

The global Pharmaceutical market is expected to have grown by 5-7% in 2011 with the industry forecasted to generate around $880 billion in revenues with an expected expansion to $975 billion by 2013. Although impacted by the economic downturn in 2009, the industry is insulated to a greater extent than other industries where consumer spending is far more discretionary. Other factors such as patent expirations, the introduction of cheaper generics, a slowdown in innovative product launches, and hurdles imposed by payers on market access and acceptance have contributed to record low sales growth this year. While the pharmaceutical market is expected to rebound as the global economy recovers, an unprecedented level of potential patent expirations in 2011 and 2012 will curb sales growth. In spite of these pressures, the demand for medicines and treatments is expected to rise due to 1) an aging world population with an increased need for medical care, 2) unhealthy lifestyles leading to increased frequency of chronic diseases, 3) high economic growth in emerging markets leading to an increased demand for better quality healthcare and 4) scientific advances that create the foundation for innovative treatments for previously untreatable diseases.

The global compound annual growth rate (CAGR) for pharmaceutical market growth is forecasted to be 4-7 percent through 2013.1 The U.S. Pharmaceutical market was expected to expand by 3-5 percent in 2011. Emerging markets on the other hand were expected to grow collectively at a 15-17 percent rate in 2011 to $170-180 billion. Meanwhile, the five major European markets of Germany, France, Italy, Spain and the UK, along with Canada, will only grow at a 1-3% pace. Approximately 50 - 60 new chemical or biological products are expected to be launched over the next two years with at least 10 of them being potential blockbuster drugs.

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

Drug Development Process

Typically, most functions of the drug and medical device R&D process are managed by Clinical Research Organizations (CROs). Rising costs and falling productivity, among other trends are driving pharmaceutical companies to outsource an increasing range of functions to CROs in search of time and cost savings. This produced strong double-digit growth in the CRO sector between 2003 and 2008. The total CRO market size is estimated to have reached $36.6bn in 2011 with a projected CAGR of 10% over the next five years. The market is highly fragmented and the number of CROs worldwide has reached over 1,100 despite continued consolidation. The leading CRO’s by amount of market share are Quintiles (12.9%), Covance (8.8%) and PPD (5.6%)

1 imshealth.com - IMS Health Lowers 2009 Global Pharmaceutical Market Forecast to 2.5 – 3.5 Percent Growth

2 PHRMA Industry Report 2009

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

Quantitative Image Analysis Services

We have conducted research to determine the current size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries. Based on our research and discussion within the imaging CRO and medical device and drug development industries, we have found that the market is fragmented, with approximately $500 million in total annual revenues projected for 2011.

Prior to 2011, the industry underwent a growth phase as the use of imaging end-points is becoming more prevalent within the FDA. In 2011, we estimate that the market size was consistent with 2010 as companies experienced reductions in R&D spending. We currently estimate the annual growth rate for the market at 5% to 10% for the next five years. Our estimates are based on the amount of trials currently conducted within therapeutic areas that we work in. We also have performed a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are also growing. Specifically, BioClinica, Perceptive (division of Parexel), RadPharm and ICON.

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

Competition

Our main competitors are imaging clinical research organizations (iCROs) providing clinical trial services to pharmaceutical companies. As of the date of this report, we believe that none of the leading imaging CROs have technology capabilities that are comparable to our technology. Imaging CROs typically provide manual and non-differentiated interpretation of medical images for the pharmaceutical industry. As a result, we believe that currently there is an opportunity for us to establish a technology advantage and a set of differentiated services in the advanced image-based biomarker market.

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

Our technology competition is largely comprised of a limited number of university research centers that are developing the next generation of image analysis tools. Aside from university centers, there are a few commercial entities that have a desire to provide these advanced imaging services; however, we believe they are constrained by a lack of technical capabilities.

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

FDA

The FDA regulates medical devices. A “medical device,” or device, is an article, including software and software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Computer software that complements a CT or MRI scan, such as VirtualScopics, we believe is considered a medical device and is therefore subject to FDA regulation. To date, our sales have been to the pharmaceutical and medical device industries to support their clinical trials. We would need to obtain FDA clearance or approval, as discussed below, before using our technology and services for diagnostic or treatment planning in a clinical setting. We have begun our process for obtaining clearance for our first personalized medicine application (DCE-MRI), no assurance can be given that such clearance or approval would be granted or that it would be granted in a timely manner.

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

A device manufacturer is also required to register with the FDA. As a result, we may be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell product and to undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require us to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

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

Research and Development Costs

We incurred $1,450,608 and $1,130,744 in research and development costs for the years ended December 31, 2011 and 2010, respectively.

Customers

One customer accounted for 10% or more of our revenue during the year ended December 31, 2011, this same customer accounted for more than 10% of our revenue during the year ended December 31, 2010. The following table sets forth information as to revenue and percentage of revenue for these years for our three largest customers in 2011 and corresponding revenues for 2010:

	Years Ended December 31,
Customer	2011		2010

Novartis	$7,897,108	(55%)	$7,494,103	(56%)
Eisai	$588,529	(4%)	$261,473	(2%)
Eli Lilly	$515,674	(4%)	$259,855	(2%)

Employees

As of December 31, 2011, we had 96 employees and eight contract radiologists. Of our employees, 90 are full-time.

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

We have seen a growing demand for our image analysis services over the past several years. We are also planning to seek growth through the expansion of the use of quantitative imaging into new markets. Although there can be no assurance that our past growth will continue, if it does continue we may be unable to scale our capacity efficiently to meet this demand. If we are unable to do so, we may fail to maintain our operating margins or achieve expected operating margins. This may have a material and adverse effect on our operating results.

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

We are subject to pharmaceutical, medical device and healthcare industry regulations, which could adversely affect the nature and extent of the products and services we offer.

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

To date, our sales have been within the clinical trial industry. To enter the patient treatment or personalized medicine market we would need to obtain FDA clearance or approval before marketing our services in this area. We have begun this process, but there can be no assurance that such clearance or approval would be granted or that it would be granted in a timely manner. To effectively market our products to physicians as a treatment aid, we would also need to obtain appropriate coverage and favorable reimbursement from third-party payers, such as Medicare and insurance companies, in order to more fully benefit from the market opportunity. There can be no assurance that appropriate coverage would be granted or that reimbursement levels or conditions of coverage would be adequate to ensure acceptance among physicians. Additionally, the efforts of governments and third-party payers to contain or reduce the cost of health care, such as a number of legislative and regulatory proposals currently being discussed, could affect our ability to implement our plans in this area.

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

While we continue to serve a broad range of customers, we’ve experienced strong demand from one of our customers, and our dependence on that customer to sustain our continued growth has increased. In 2011 and 2010, this customer accounted for 55% and 56% of our revenue, respectively. We continue to see demand from other customers, however, not to the same significant pace. We continue to invest on our sales and marketing efforts to further diversify our customers and more broadly penetrate the market, in order to minimize reliance on any one customer. As with all of our contracts, this customer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by the customer to cancel all of its studies with us could have an adverse impact on the growth of our business.

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

We currently do not plan to raise additional capital , however, if we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital, or the acquisition of capital on less favorable terms, would have a material adverse effect on our business. If we issue additional equity securities in the future, you could experience dilution or a reduction in priority of your securities.

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

In 2010, we formed an alliance with PPD to provide a joint solution to provide clients with an integrated and customized clinical development and medical imaging solution for oncology clinical trials. The alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies. If the market does not value this model as we anticipate, our ability to grow our business may be negatively impacted. Additionally, the agreement may be terminated by either party on 90 days notice. In the event PPD terminates the agreement, we may also experience a negative impact in our ability to experience the level of growth the company has historically achieved.

A significant number of the shares of our common stock are eligible for sale, and their sale could depress the market price of the our common stock.

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales, could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2011, we had 29,370,687 shares of common stock outstanding. These shares are eligible for resale in the public market either immediately or subject to applicable limitations of Rule 144. In addition to these outstanding shares of common stock, we also have shares to be issued upon the conversion or exercise of outstanding options, warrants and convertible securities. The series B convertible preferred stock and the warrants to purchase common stock issued in our 2007 private placement are convertible into 1,400,253 shares of our common stock and registered for resale under a registration statement on Form S-3. The 1,818,485 shares of our common stock issuable upon conversion of our series A convertible preferred stock and warrants sold in our November 2005 private placement are eligible for resale under Rule 144. We have filed registration statements on Form S-8 to register the sale of up to 6,900,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan. Additionally, there are outstanding warrants issued prior to 2005 and options under our 2001 and 2005 long-term incentive plans that are convertible into 444,888 shares and 671,481 shares of our common stock, respectively, and will be available for resale following cash exercise after the applicable holding period under Rule 144, or immediately following a net exercise of those securities. Sales of our common stock in the public market may have a depressive effect on the market for the shares of our common stock.

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

ITEM 2: Properties

In July, 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The base annual rent under the lease is $360,000, and increases three percent (3%) a year. During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually; and, a stock portion of $204,000 annually, paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock. In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. The lease period ends in July 2012. Management is currently in negotiations on securing rental space and does not anticipate a significant increase in the cost to lease property. Management believes that the leased property is adequately covered by insurance.

ITEM 3: Legal Proceedings

None.

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.” The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2010 through December 31, 2011. These prices do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2010
	HIGH	LOW

First Quarter	$1.25	$0.82
Second Quarter	1.35	1.13
Third Quarter	1.17	0.90
Fourth Quarter	2.50	0.89

Fiscal Year Ended December 31, 2011
	HIGH	LOW

First Quarter	$2.89	$1.58
Second Quarter	2.20	1.66
Third Quarter	1.89	1.00
Fourth Quarter	1.16	0.82

As of February 29, 2012, we had approximately 29,370,687 registered holders of record of shares of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,943,281	(1)	$1.23	1,419,679
Equity compensation plans not approved by security holders	350,000	(2)	$2.50	-
Total	6,293,281		$1.30	1,419,679

(1)       This amount includes shares under the plans of VirtualScopics, LLC, in addition to 444,888 shares of our common stock to holders of warrants granted by VirtualScopics, LLC, in exchange for consideration in the form of goods and services. Also we agreed to issue 5,430,863 shares of common stock collectively, under our 2001, 2005 and 2006 Long Term Incentive Plans. Also included are 67,530 shares of common stock underlying warrants we issued to the placement agent in connection with our September 2007 private placement, which was approved by stockholders in November 2007.

(2)       In November 2005, our Board of Directors granted to our Chairman and former CEO, Robert Klimasewski, an option to purchase 350,000 shares of our common stock at $2.50 per share.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2011.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenue over the past ten years has been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular areas. We expect that the concentration of our revenue will continue in these services and in those areas in 2012 Revenues are recognized as the MRI and CT images that we process are quantified and delivered to our customers and/or the services are performed. Beginning in 2010, we began to pursue the personalized medicine market, however, we do not anticipate significant revenues from this market opportunity in 2012 as we are just beginning the process of executing on our regulatory, validation and commercialization strategy.

As of December 31, 2011, the amount remaining to be earned from active projects and awards was approximately $32 million. Once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training. Additionally, the majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Results of Operations

Results of Operations for Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

We had revenues of $14,282,000 for the year ended December 31, 2011 compared to $13,393,000 for the year ended December 31, 2010, representing a 7% increase. The increase in revenues is predominately related to our work on Phase III projects during the year, in addition to the overall increased demand for our services in the industry. During 2011, we performed work for 36 customers, representing 133 different projects, in connection with their pharmaceutical drug trials primarily in the fields of oncology and musculoskeletal diseases (osteoarthritis and rheumatoid arthritis) along with various other projects. This compares to 31 customers representing 121 projects in 2010.

As of December 31, 2011, we had active projects with 10 of the leading 15 pharmaceutical and biotechnology companies in the world. In 2011, 51% of our revenues were generated from Phase III studies compared to 38% in 2010. Additionally, for the year ended December 31, 2011, oncology, musculoskeletal and other projects represented 77%, 18%, and 5%, respectively, of our revenues. This compares to 80%, 16%, and 4%, respectively, for 2010.

Gross Profit

We had a gross profit of $6,274,000 for the year ended December 31, 2011 compared to $6,824,000 for the comparable period in 2010. Our gross margin fluctuations are largely a result of the level of revenues and the mix of services performed during a given period. Of the revenues recognized during 2011, 33% were derived from image analysis work, which tends to have lower margins, compared to 23% derived from image analysis work in 2010. Start up activities associated with getting a project underway, including site initiation, qualification and training, yield a higher margin than image analyses. In 2010, a higher percent of our business came from site initiation activities as we began work on several Phase III studies. Therefore, depending on the project mix, we may experience fluctuations in our reported margins.

Research and Development

Research and development costs increased in 2011 by $320,000, or 28%, to $1,451,000, when compared to 2010. The increase was due to hiring within our software development group at the end of 2010 and early 2011. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale our business. Additionally, we continue to invest in the commercialization of new imaging techniques across various imaging modalities and therapeutic areas. Also included in R&D are the costs incurred to complete our 510(k) Medical Device Submission with the FDA for our blood perfusion application. As of December 31, 2011, there were 12 employees in our research and development group, which includes the algorithm and software development groups, compared to 9 employees as of December 31, 2010.

In 2012, we anticipate making additional investments within our software platform in order to generate more operating efficiencies and enhanced reporting tools as well as costs associated with our 510k filing with the FDA for our personalized medicine software application and the related costs of designing and running a validation study for the further demonstration of the correlation of the application to patient outcomes.

Sales and Marketing

Sales and marketing costs decreased in 2011 by $65,000, or 6%, to $1,119,000, when compared to 2010. The decrease was a result of a reduction in trade show and related travel costs during 2011. We anticipate additional investments in our sales and marketing efforts in 2012 as we execute on our revenue growth initiatives. We also plan to continue to actively promote our strategic alliance with PPD to expand and deepen new and existing customer relationships through the integrated joint solution we provide to the industry. The PPD alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies. We plan to actively drive awareness of the benefits of the alliance throughout 2012 as a key channel for us into the market. As of the date of this report, there are 6 individuals in our sales and marketing department.

General and Administrative

General and administrative expenses for the year ended December 31, 2011 were $3,178,000, representing an increase of $53,000 or 2%, when compared to 2010. The slight increase was driven by higher IT expenses during 2011 related to the support of our IT infrastructure which included increased network and system costs. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

We anticipate higher general and administrative costs in 2012 as we incur costs associated with our strategy to obtain a Current Procedural Terminology (CPT) code and with the formation a Scientific Advisory Board.

Depreciation and Amortization

Depreciation and amortization charges decreased for the year ended December 31, 2011 by $33,000 or 6%, to $479,000, when compared to 2010. The slight reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party). Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. We continue to invest in our patent portfolio, however, do not anticipate significant expenditures to support our current business and future strategies. Our IT systems are the basis of our operating platform, therefore, we will continue to invest in our IT infrastructure to support our growth and ensure we have a robust and reliable operating system.

Other income(expense), net

Interest income for the year ended December 31, 2011 was $18,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $10,000 in 2010. The increase in interest income was due to higher average account balances. Other expense for the years ended December 31, 2011 and 2010 was $32,000 and $25,000, respectively which relates to state and franchise taxes paid during the year. Additionally, we recognized a marked to market gain of $669,000 related to the decrease in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) for the year ended December 31, 2011. For the year ended December 31, 2010, we recognized an unrealized loss of $1,470,000 due to the increase in fair value of those warrants. The aggregate increase of $2,139,000 when compared to 2010 is attributable to the lower average price of our common stock during 2011 as compared to 2010, a shorter remaining contractual life remaining on the warrants, and a significant number of warrants being exercised. Due to the price reset, or ratchet, provision within the warrant agreements, accounting standards require us to mark to market the change in fair value of the warrants during the reporting period. If our stock price appreciates during the reporting period, we report a loss, if our stock price declines, we will report a gain.

Net Income (Loss)

Our net income for the year ended December 31, 2011 was $703,000 compared to a net loss of $629,000 for the year ended December 31, 2010. The increase in our net income over the prior period was related to the lower non-cash marked to market adjustment for the change in the fair value of certain outstanding warrants offset by higher research and development costs and lower gross profit.

Liquidity and Capital Resources

Our working capital as of December 31, 2011 and 2010 was approximately $6,353,000 and $2,864,000, respectively. The significant increase in working capital was primarily a result of the decrease in fair value of the derivative liabilities as a result of the lower average price of our common stock during 2011 compared to 2010 and exercises of the warrants classified as derivative liabilities. We also experienced increased cash balances resulting from the amount of cash provided by operating activities due to timing differences in the payment of accounts payable and receipt of accounts receivables, in addition to advanced payments received for new projects during the year. Net cash provided by operating activities in 2011 was $1,443,000 compared to $679,000 in 2010.

We invested $419,000 in the purchase of equipment and the acquisition of patents in 2011, compared to $216,000 for the investment in these items in 2010. The increase represents investments in our IT and IS infrastructure in 2011 and the costs associated with the acquisition of a new IT storage system to support the level of demand we are experiencing for our services. We anticipate that our IT related costs will increase in 2012 as we support our growth which requires additional investments to be made in our operating system and infrastructure. During 2011 we incurred $7,000 in patent costs associated with filing costs for intellectual property, as compared to $12,000 in 2010. The reduction is due to the timing of office actions within our existing patent filings.

Net cash provided in financing activities in 2011 was $137,000 compared to net cash used in financing activities of $215,000 in 2010. This increase was due to lower required dividend payments on our series B preferred shares due to the conversion of the securities by the holders to common stock. Additionally, the Company received proceeds from the exercise of warrants and stock options during 2011.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases (as described in “Contractual Obligations” below) that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 which we expect to have an effect on our liquidity and cash flow in future periods. (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
		Less than
	Total	1 Year	1-2 Years

Operating Leases	$176,993	$175,687	$1,306

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

March 21, 2012	VirtualScopics, Inc. (Registrant)
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

DATE	SIGNATURE	TITLE

March 21, 2012	/s/ Jeffrey Markin	President and Chief Executive Officer
	(Jeffrey Markin)	(Principal Executive Officer)

March 21, 2012	/s/ Molly Henderson	Chief Business and Financial Officer and
	(Molly Henderson)	Sr. Vice President
(Principal Financial and Accounting Officer)

March 21, 2012	/s/ Robert Klimasewski	Chairman of the Board of Directors
(Robert Klimasewski)

March 21, 2012	/s/ Norman Mintz	Director
(Norman Mintz)

March 21, 2012	/s/ Charles Phelps	Director
(Charles Phelps)

March 21, 2012	/s/ Sidney Knafel	Director
(Sidney Knafel)

March 21, 2012	/s/ Dan Kerpelman	Director
(Dan Kerpelman)

March 21, 2012	/s/ Terence Walts	Director
(Terence Walts)

March 21, 2012	/s/ Mostafa Analoui	Director
(Mostafa Analoui)

Exhibit Index

2.1	Securities Purchase Agreement dated September 12, 2007 by and among the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers attached thereto (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)). (Schedules and exhibits have been omitted pursuant to Regulation S-B Item 601(b)(2) and will be made available to the Commission upon request).

3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989 (Incorporated herein by reference to Exhibit 3.1a of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004 (Incorporated herein by reference to Exhibit 3.1b of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (Incorporated herein by reference to Exhibit 3.1c of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005 (Incorporated by reference to Exhibit 3.5 the VirtualScopics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333- 120253)).

3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.7	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.8	Certificate of Designation of Rights and Preferences of the Series B Preferred Stock of VirtualScopics, Inc. dated September 12, 2007 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

3.9	Certificate of Amendment to Certificate of Designation of Rights and Preferences of the Series B Preferred Stock of VirtualScopics, Inc. dated November 27, 2007 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2007 (File No. 000-52018)).

3.10	Amended and Restated Bylaws of VirtualScopics, Inc. dated August 28, 2007 (Incorporated herein by reference to Exhibit 3.9 to the VirtualScopics, Inc.’s Registration Statement of Form S-3 filed with the Securities Exchange Commission on October 11, 2007 (File No. 333- 146635)).

4.1	Registration Rights Agreement Dated September 12, 2007 between the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers thereto (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

4.2	Form of Warrant to Purchase Common Stock of VirtualScopics (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).*

10.2	Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.3	Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.4	VirtualScopics, Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 10, 2009 (File No. 000-52018))

10.5	Independent Director Compensation Plan (Incorporated herein by reference to Exhibit 10.22 of the VirtualScopics, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (File No. 000-52018))*

10.6	Indemnification Agreement by and among VirtualScopics, Inc. and Norman Mintz, dated as of August 1, 2007. (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)).*

10.7	Non-Employee Director Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2008 (File No. 000-52018)).*

10.8	2009 Bonus Plan (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 (File No. 000-52018)).*

10.9	Employment Agreement dated February 24, 2009, by and between Jeffrey Markin and VirtualScopics, Inc.* (Incorporated herein by reference to Exhibit 10.17 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.10	Employment Agreement dated February 24, 2009, by and between Molly Henderson and VirtualScopics, Inc.* (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc., 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.11	Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52018)).

10.12	Amendment to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January 24, 2012 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012 (File No. 000-52018)).

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum LLP

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

*	Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 21, 2012

VirtualScopics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets
Cash	$5,737,009	$4,576,060
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $30,000, respectively	2,435,496	2,727,525
Prepaid expenses and other current assets	361,376	305,079
Total current assets	8,533,881	7,608,664

Patents, net	1,582,938	1,711,501
Property and equipment, net	514,230	404,426
Other assets	27,140	-

Total assets	$10,658,189	$9,724,591

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$843,275	$1,099,838
Accrued payroll	759,470	821,107
Unearned revenue	421,486	214,508
Derivative liabilities	156,596	2,609,708
Total current liabilities	2,180,827	4,745,161

Commitments and Contingencies (See Note 10)

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A; 8,400 shares authorized; issued and outstanding, 2,190 and 3,188 at December 31, 2011 and 2010, respectively, liquidation preference $1,000 per share	2	3

Series B; 6,000 shares authorized; issued and outstanding, 600 and 800 at December 31, 2011 and 2010, respectively, liquidation preference $1,000 per share	1	1
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 29,370,687 and 27,414,620 shares at December 31, 2011 and 2010, respectively	29,371	27,415
Additional paid-in capital	17,882,936	15,090,254
Accumulated deficit	(9,434,948)	(10,138,243)

Total stockholders’ equity	8,477,362	4,979,430

Total liabilities and stockholders’ equity	$10,658,189	$9,724,591

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010

Revenues	$13,115,459	$12,333,003
Reimbursement revenues	1,166,144	1,060,117
Total revenues	14,281,603	13,393,120

Cost of services	6,841,321	5,508,911
Cost of reimbursement revenues	1,166,144	1,060,117
Total cost of services	8,007,465	6,569,028
Gross profit	6,274,138	6,824,092

Operating expenses
Research and development	1,450,608	1,130,744
Sales and marketing	1,119,100	1,184,454
General and administrative	3,177,934	3,124,669
Depreciation and amortization	478,908	511,982
Total operating expenses	6,226,550	5,951,849
Operating income	47,588	872,243

Other income (expense)
Interest income	18,103	9,788
Other expense	(31,798)	(25,318)
Unrealized gain (loss) on change in fair value of the derivative liabilities	669,402	(1,469,755)
Total other income (expense)	655,707	(1,485,285)
Net income (loss) before income taxes	703,295	(613,042)

Provision for income taxes	-	(16,000)

Net Income (Loss)	703,295	(629,042)

Series B preferred stock cash dividend	48,989	173,016
Net income (loss) attributable to common stockholders	$654,306	$(802,058)

Basic and diluted earnings (loss) per common share	$0.02	$(0.03)

Weighted average number of common shares outstanding
Basic	28,950,864	26,153,573
Diluted	33,413,824	26,153,573

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2009	3,438	$3	2,910	$3	25,233,255	$25,233	$14,354,929	$(9,509,201)	$4,870,967

Conversion of Series A Preferred to Common Stock	(250)	-			207,590	208	(208)		-

Conversion of Series B Preferred to Common Stock			(2,110)	(2)	1,752,057	1,752	(1,750)		-

Cashless exercise of warrants					21,163	21	(21)		-

Exercise of employee stock options					25,000	25	25,225		25,250

Cashless exercise of employee stock options					61,501	62	(62)		-

Withholdings taxes paid on cashless exercise of employee stock options							(66,798)		(66,798)

Amortization of stock option costs							819,766		819,766

Restricted stock units issuance					114,054	114	132,189		132,303

Series B preferred stock cash dividends based on 8% annual rate							(173,016)		(173,016)

Net loss								(629,042)	(629,042)
Balances at December 31, 2010	3,188	$3	800	$1	27,414,620	$27,415	$15,090,254	$(10,138,243)	$4,979,430

Conversion of Series A Preferred to Common Stock	(998)	(1)			828,709	829	(828)		-

Conversion of Series B Preferred to Common Stock			(200)	-	166,072	166	(166)		-

Cashless exercise of warrants					531,506	532	(532)		-

Exercise of warrants					87,188	87	104,914		105,001

Reclassification of derivative liabilities upon exercise of warrants							1,783,710		1,783,710

Exercise of employee stock options					76,986	77	92,306		92,383

Cashless exercise of employee stock options					239,805	240	(240)		-

Withholdings taxes paid on cashless exercise of employee stock options							(11,722)		(11,722)

Amortization of stock option costs							844,004		844,004

Restricted stock units issuance					25,801	25	30,225		30,250

Series B preferred stock cash dividends based on 8% annual rate							(48,989)		(48,989)

Net income								703,295	703,295
Balances at December 31, 2011	2,190	$2	600	$1	29,370,687	$29,371	$17,882,936	$(9,434,948)	$8,477,362

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$703,295	$(629,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	478,908	511,982
Gain on the disposal of property and equipment	(8,369)	-
Provision for doubtful accounts	(15,000)	9,214
Stock-based compensation	880,622	863,522
Derivative liabilities	(669,402)	1,469,755
Changes in operating assets and liabilities
Accounts receivable	307,029	(1,255,358)
Prepaid expenses and other assets	(116,695)	(8,103)
Unearned revenue	206,978	(796,990)
Accounts payable and accrued expenses	(262,931)	529,955
Accrued payroll	(61,637)	(16,070)
Total adjustments	739,503	1,307,907
Net cash provided by operating activities	1,442,798	678,865

Cash flows from investing activities
Purchase of equipment	(411,861)	(203,170)
Acquisition of patents	(6,661)	(12,481)
Net cash used in investing activities	(418,522)	(215,651)

Cash flows from financing activities
Proceeds from the exercise of stock options for common stock	92,383	25,250
Withholding taxes paid on the cashless exercise of employee stock options	(11,722)	(66,798)
Proceeds from the exercise of warrants for common stock	105,001	-
Cash dividends on series B preferred stock	(48,989)	(173,016)
Net cash provided by (used in) financing activities	136,673	(214,564)
Net increase in cash	1,160,949	248,650
Cash
Beginning of year	4,576,060	4,327,410
End of year	$5,737,009	$4,576,060

Supplemental disclosure of cash flow information
Cash paid during the year for:
Taxes	$66,457	$18,335

Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for board fees	$30,250	$132,303
Cashless exercise of stock options	$240	$62
Cashless exercise of warrants	$532	$21
Reclassification of derivative liabilities upon exercise of warrants to additional paid in capital	$1,783,710	$-

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Estimates included in these consolidated financial statements relate to assessing the collectability of accounts receivable, the valuation of securities underlying share-based compensation and derivative financial instruments, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful lives and potential impairment of the Company’s property and equipment and intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company had no cash equivalents.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2011, the Company has not recorded any impairment charges on its long-lived assets.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when an agreement exists, services are performed, prices are fixed or determinable, and collectability is reasonably assured. Revenues are reduced for estimated discounts and other allowances, if any.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company provides advanced medical image analysis on a per analysis basis, and recognizes revenue when the image analysis is completed. Revenue related to project, data, and site management services is recognized as the services are rendered and in accordance with the terms of the contract. Consulting revenue is recognized once the services are rendered and typically charged as an hourly rate.

Occasionally, the Company provides software development services to its customers, which may require significant development, modification, and customization. Software development revenue is billed on a fixed price basis and recognized upon delivery of the software and acceptance by the customer on a completed contract basis. The Company does not sell software in its ordinary course of business, software licenses, upgrades or enhancements, or post-contract customer services.

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

Research and Development

Research and development expense relates to the development of new applications and processes including significant improvements to existing applications. These costs are expensed as incurred. Research and development costs for the years ended December 31, 2011 and 2010 were $1,450,608 and $1,130,744, respectively.

Fair Value of Financial Instruments

Fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy. See Note 5 – Derivative Liabilities for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

Stock Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three- or four-year period.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The following assumptions were used to estimate the fair value of options granted for the years ended December 31, 2011 and 2010 using the Black-Scholes option-pricing model:

	December 31,
	2011	2010
Risk free interest rate	2.44%	2.76%
Expected term (years)	6.18	6.19
Expected volatility	55.22%	57.69%
Expected dividend yield	-	-

Earnings (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share as their effect would be antidilutive.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following table reconciles the numerator and denominator for the calculation

	For the Years Ended December 31,
	2011	2010
Basic earnings (loss) per share
Numerator:
Net income (loss)	$703,295	$(629,042)
Preferred stock cash dividends	(48,989)	(173,016)

Net income (loss) available to common stockholders	$654,306	$(802,058)

Denominator:
Weighted average basic shares outstanding	28,950,864	26,153,573

Earnings (loss) per basic share:
Net income (loss)	$0.02	$(0.02)
Preferred stock cash dividends	(0.00)	(0.01)
Net income (loss) available to common stockholders	$0.02	$(0.03)

Dilutive earnings (loss) per share
Numerator:
Net income (loss)	$703,295	(629,042)
Preferred stock cash dividends	-	(173,016)

Net income (loss) available to common stockholders	$703,295	$(802,058)

Denominator:
Weighted average basic shares outstanding	28,950,864	26,153,573

Weighted average effect of dilutive securities:
Employee stock options	1,583,594	-
Convertible preferred stock	2,316,700	-
Warrants	562,667	-
Weighted average diluted shares outstanding	33,413,825	26,153,573

Earnings (loss) per diluted share:
Net income (loss)	$0.02	$(0.02)
Preferred stock cash dividends	0.00	(0.01)
Net income (loss) available to common stockholders	$0.02	$(0.03)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Employee stock options	1,306,154	6,021,033
Convertible preferred stock	-	3,311,477
Warrants	87,813	2,555,096

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31:

	2011	2010
Office/computer equipment	$922,531	$954,614
Furniture and fixtures	265,347	216,454
Software	388,634	299,403
Leasehold improvements	114,669	107,388
	1,691,181	1,577,859
Less: accumulated depreciation	(1,176,951)	(1,173,433)
	$514,230	$404,426

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Depreciation expense amounted to $310,426 and $254,913 for the years ended December 31, 2011 and 2010, respectively. The Company exchanged, disposed of, and wrote-off certain property and equipment resulting in a net gain of $8,369.

NOTE 4 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. Since May 24, 2002, the Company has invested an additional $1,032,690 in connection with improving and expanding its patent portfolio. These costs consist predominately of legal and filing fees and historically been capitalized as long-lived assets. For the years ended December 31, 2011 and 2010, the Company capitalized $6,661 and $12,481, respectively, of legal expenses and filing fees associated with its patents.

Accumulated amortization on the patents amounted to $1,106,751 and $971,527 as of December 31, 2011 and 2010, respectively. Amortization expense for the years ended December 31, 2011 and 2010 amounted to $135,224 and $133,540, respectively. The estimated amortization expense on the patents for the next five years and thereafter is as follows:

For the Years Ending
December 31,	Amount
2012	$135,222
2013	135,222
2014	135,222
2015	135,222
2016	135,222
Thereafter	906,828
Total	$1,582,938

NOTE 5 - Derivative Liabilities

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2011	December 31, 2010
Series B warrants:
Risk-free interest rate	0.33%	1.39%
Expected volatility	47.71%	57.60%
Expected life (in years)	2.69	3.69
Expected dividend yield	-	-

Number of warrants	902,038	2,110,208

Fair value	$156,596	$2,609,708

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

The fair value of these warrant liabilities was $156,596 and $2,609,708 at December 31, 2011 and 2010, respectively. The change in fair value during 2011 is $2,453,112, of which $669,402 is reported in our consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liabilities and $1,783,710 is a reclassification of the fair value of the derivative liabilities to equity upon the exercise of the warrants. The change in fair value during 2010 was $1,469,755 of which was reported in our consolidated statement of operations as an unrealized loss on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$156,596	$-	$-	$156,596

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,609,708	$-	$-	$2,609,708

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the year ended December 31, 2011.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2011	2010
Beginning balance	$2,609,708	$1,139,953
Net unrealized (gain) loss on derivative financial instruments	(669,402)	1,469,755
Reclassification to stockholder’s equity	(1,783,710)	-
Ending balance	$156,596	$2,609,708

NOTE 6 – Stockholders’ Equity

Common Stock

The Company has authorized 85,000,000 shares of common stock, par value $0.001. As of December 31, 2011, the Company had reserved 2,327,937 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, another 350,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 6,900,000 shares for its 2006 Long-term Incentive Plan.

Preferred Stock

The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 6,000 are designated as Series B Convertible Preferred Stock (“Series B Preferred”) as specified in the Certificate of Designation (the “Certificate”).

During November and December 2005, the Company completed a private placement totaling 7,000 units at a purchase price of $1,000 per unit. Each unit consisted of one share of Series A Preferred, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $4.00 per share. Gross proceeds from the private placement amounted to $7,000,000 and net proceeds amounted to approximately $6,000,000. As a result of the private placement, in September 2007 (see below), Series A Preferred became convertible into 830.36 shares of the Company’s common stock. All Series A warrants have expired.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000. Each share of the Series B convertible preferred stock is initially convertible, at the holder’s election, into approximately 830.36 shares of common stock and has a liquidation preference that is pari passu with the Company’s Series A convertible preferred stock and senior to the Company’s common stock. Cumulative dividends on the Series B convertible preferred stock accrue on the initial stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock, at the option of the Company. As of December 31, 2011, there were no accrued but unpaid dividends to Series B convertible preferred stockholders. During the years ended December 31, 2011 and 2010, cash dividends paid aggregated to $48,989 and $173,016, respectively.

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

During 2011, the Company issued 87,188 shares of common stock upon the exercise of warrants at an exercise price of $1.2043 per share, issued in 2007 in connection with the Series B Preferred Stock private placement. The Company received an aggregate of $105,001 upon the exercise of these warrants. The Company also issued 531,506 shares of common stock upon the cashless exercise of 1,120,982 warrants by the warrant holders, as permitted under the terms of the Series B Preferred Stock. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the current market price of the Company’s common stock on the date of exercise.

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

During the year ended December 31, 2011, 998 shares of the Company’s series A convertible preferred stock were converted into 828,709 shares of the Company’s common stock and 200 shares of series B convertible preferred stock were converted into 166,072 shares of the Company’s common stock upon the conversion by existing holders thereof. The Company did not receive any cash or other consideration in connection with the conversions.

NOTE 7 – Share-Based Compensation

Stock Options

As of the end of 2011, the Company’s 2001 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and 2006 Long-Term Incentive Plan had a total of 5,780,863 in stock option grants and 25,801 in restricted stock issued to directors, officers and employees of the Company for a total of 5,806,664. In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”), which amended the Company’s 2005 and 2001 Stock Plan. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). As of December 31, 2011, 1,419,679 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan. The 2001 and 2005 Long-Term Incentive Plans have been closed for additional grants.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

During the years ended December 31, 2011 and 2010, the Company granted options to purchase 752,853 and 1,574,328 shares of common stock, respectively, to employees at exercise prices of $1.10, $1.14, $1.73, and $1.99, which approximated the fair value on the respective grant dates under the 2006 VirtualScopics, Inc., Long Term Incentive Plan. These options generally vest ratably during the first four years following their issuance and have a ten-year life. There were 470,377 options exercised in a cashless manner during 2011 including the exercise of 119,475 non-employee stock options, resulting in the issuance of 239,805 shares of the Company’s common stock. Additionally, there were 76,986 options exercised resulting in cash proceeds of $92,383 during 2011. This compares to a total of 250,000 options exercised during 2010, resulting in the issuance of 86,501 shares of the Company’s common stock and cash proceeds of $25,250.

A summary of the employee stock option activity for the year ended December 31, 2011 and 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	4,765,802	$1.28	6.10	$326,412
Granted	1,574,328	1.07
Exercised	(250,000)	(0.77)
Cancelled	(143,282)	(1.66)
Options outstanding at December 31, 2010	5,946,848	1.24	6.30	5,640,172
Granted	752,853	1.91
Exercised	(541,888)	(0.98)
Cancelled	(220,087)	(1.74)
Expired	(169,036)	(1.33)
Options outstanding at December 31, 2011	5,768,690	1.33	6.32	55,000
Options exercisable at December 31, 2011	3,422,081	1.38	5.09	40,050

Additional information with respect to the outstanding employee stock options as of December 31, 2011 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price

$ 0.43 – 0.92	780,625	7.02	0.83	433,750	0.81
$ 0.93 – 0.98	834,337	8.07	0.94	208,584	0.94
$ 0.99 - 1.19	1,388,574	6.70	1.05	830,894	1.03
$ 1.20 – 1.34	1,335,193	5.46	1.22	1,073,045	1.21
$ 1.35 – 4.15	1,429,961	5.35	2.18	875,808	2.31
	5,768,690	6.32	1.33	3,422,081	1.38

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 and 2010 was $783,279 and $951,092, respectively.

For the years ended December 31, 2011 and 2010, the Company’s consolidated statements of operations reflect $844,004 and $819,766, respectively, of stock-based compensation expense for stock options granted under its long-term incentive plans, which is allocated as follows:

	For Years Ended December 31,
	2011	2010

Cost of service revenues	$47,214	$31,144
Research and development	126,144	102,653
Sales and marketing	19,535	19,094
General and administrative	651,111	666,875
Total stock-based compensation	$844,004	$819,766

A summary of the status of the non-vested shares as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value Per Share
Non-vested at January 1, 2010	2,375,453	$1.51
Granted	1,574,328	0.60
Vested	(938,330)	(0.54)
Cancelled Grants	(45,957)	(0.79)
Non-vested at December 31, 2010	2,965,494	$0.71
Granted	752,853	1.04
Vested	(1,184,039)	(0.77)
Cancelled Grants	(187,699)	(0.99)
Non-vested at December 31, 2011	2,346,609	$0.77

As of December 31, 2011, there was $923,969 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.47 years. The total fair value of shares vested during the year ended December 31, 2011 amounted to $916,247.

Prior to 2008, the Company issued options under the 2006 Long-Term Incentive Plan to non-employee consultants for radiological services performed. These options to non-employees generally vest immediately, have exercise prices ranging from $1.12 to $6.85 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and were included in the Company’s statements of operations. During 2011, a total of 56,537 of the non-employee options expired and 5,475 of the non-employee options were exercised in a cashless manner.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The total amount of stock options outstanding as of December 31, 2011 is:

Stock options granted to employees	5,768,690
Stock options granted to consultants	12,173
Total outstanding	5,780,863

During 2011, a total of 752,853 stock options were granted, of that amount 292,953 were granted to executive officers of the Company.

Restricted Stock Awards

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the statements of operations as non-cash compensation expense. Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed. The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. Under the provisions of the 2006 Long Term Incentive Plan, the Company may grant restricted stock to its employees, Board members and consultants. During 2006, the Board of Directors Compensation Committee approved an equity based compensation structure for non-employee Board members. As of December 31, 2011 and 2010, respectively, there were 292,526 and 265,806 shares of common stock that have been issued or are reserved for issuance as restricted stock units under the Plan. As of December 31, 2011, the Company has a liability of $66,681 (equating to 48,971 restricted stock units) related to awards that will be given to certain Board members, on pre-determined dates, in lieu of cash for their services as Board members during 2011 that is included in accounts payable and accrued expenses in the consolidated balance sheet. As the shares are issued, the liability is reduced. In 2011 and 2010, 25,801 and 114,054, respectively, restricted stock awards were issued to members of the Board for their services on the Board under the 2006 Long Term Incentive Plan. The restricted stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2011. The weighted average grant date fair value of restricted stock issued by the Company during 2011 and 2010 were $30,250 and $132,303 respectively.

The Company incurred $36,618 and $43,756 in compensation expense in 2011 and 2010 related to the restricted stock awards for services by Board members for those respective periods.

NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. During 2009, the Company began a matching contribution to participants 401k plans equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. The Company paid a total of $120,551 and $105,678 in 2011 and 2010 to participants representing the employer contribution amount.

NOTE 9 - Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2008 through 2011, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2011, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. During 2012, the Company will assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The income tax provision consists of the following:

	2011	2010
Current
Federal	$-	$16,000
State	-	-
	-	16,000
Deferred
Federal	172,438	421,733
State	23,766	73,393
Less: Valuation Allowance	(196,204)	(495,126)
	-	-

Total income tax provision	$-	$16,000

During the year end December 31, 2011, the Company generated approximately $309,000 of net operating loss carryforward. This loss included a tax deduction for stock based compensation. This deduction will result in a windfall tax benefit, which will be recorded as an increase to APIC, when realized. Since, the Company is precluded from recognizing this tax benefit until realized, the Company cannot recognize an increase in its deferred tax asset for net operating losses in 2011. The deferred tax asset related to its net operating loss was decreased by $140,000, which represents the tax benefit which would have been utilized under the “with and without” method to recognize windfall tax benefits. The total valuation allowance has been reduced by $196,000 of which reduction of approximately 56,000 relates to other deferred tax assets.

The Company has net operating loss carryforwards (“NOLs”) of approximately $7,929,000 as of December 31, 2011 that will be available to offset future taxable income.  Approximately $520,000 of the NOL carryforward, if realized, will result in a benefit to be recorded in APIC. The NOLs are due to expire in 2026 through 2031.  The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The total net deferred tax asset and liabilities as of December 31, 2011 and 2010 consists of the following:

	2011	2010
Net operating loss carryforwards	$2,805,504	$2,945,983
Intangible assets	908,609	1,024,124
Accrued expenses	110,920	124,001
Credit carryforwards	151,830	110,783
Stock-based compensation	1,016,167	909,241
Total deferred tax asset	4,993,030	5,114,132

Deferred tax liability:
Property and equipment	(156,488)	(81,385)
Subtotal	4,836,542	5,032,747
Less: valuation allowance	(4,836,542)	(5,032,747)
Total net deferred tax asset	$-	$-

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Federal statutory tax rate	34.00%	(34.00%)
State and local income taxes, net of federal benefit	4.09%	(4.69%)
Stock-based compensation	27.58%	43.51%
Loss from derivative financial instrument	(32.36%)	90.40%
Research and development credit	(5.94%)	(15.07%)
Other	.53%	1.10%
	27.90%	81.25%

Less: valuation allowance	(27.90%)	(78.71%)
Provision for income taxes	0%	2.54%

NOTE 10 - Commitments and Contingencies

Operating Leases

In July, 2007 the Company began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The base annual rent under the lease is $360,000, and increases three percent (3%) a year. During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually; and, a stock portion of $204,000 annually, paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock. In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. Management believes that the leased property is adequately covered by insurance.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In April 2010, the Company entered into a lease agreement for certain equipment. The lease is for 36 months and will expire in March 2013.

Total rent expense for the years ended December 31, 2011 and 2010 was $325,520 and $325,148, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2012	$175,687
2013	1,306
Total	$176,993

NOTE 11 - Related Parties

In December 2002, the Company received an investment of $2,450,000 from GE Medical Systems. Upon receipt of the proceeds of this investment, the Company purchased an MRI machine from this investor for $2,300,000. During 2003, the equipment was sold to the University of Rochester, a related party, for $2,300,000 of which $1,250,000 was received in cash proceeds and the balance of $1,050,000 was applied as an advance payment for use of the equipment and is recorded in other assets on the balance sheet as of December 31, 2010 and is being amortized based on usage over the life of the agreement. During March 2011, the equipment was fully amortized and the Company’s retained right to use the machine exclusively one day a week expired. The equipment is being used by the Company for research and to broaden its ability to service its customers. Revenues generated from the University of Rochester were $13,582 and $22,847 for the years ended December 31, 2011 and 2010, respectively. There was no accounts receivable balance due from the University of Rochester for the years ended December 31, 2011 and 2010.

NOTE 12 – Concentrations of Credit Risk

The Company’s top customer accounted for approximately 55% of total revenue for the year ended December 31, 2011 and 50% of accounts receivable. For the year ended December 31, 2010, the largest customer accounted for 56% of total revenue and 59% of accounts receivable.

NOTE 13 – Subsequent Event

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

