Form 10-Q
period 2012-03-31
VirtualScopics, Inc.
filed 2012-05-15
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 _____________________________________________________________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to__________________________________________

Commission File Number: 000-52018____________________________________________________________________

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

As of April 30, 2012, there were 29,747,762 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-13
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
	ITEM 4: Controls and Procedures	20

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	21
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3: Defaults Upon Senior Securities	21
	ITEM 5: Other Information	21
	ITEM 6: Exhibits	21-22

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets
Cash	$5,290,341	$5,737,009
Accounts receivable, net	3,018,148	2,435,496
Prepaid expenses and other current assets	463,238	361,376
Total current assets	8,771,727	8,533,881

Patents, net	1,549,637	1,582,938
Property and equipment, net	459,468	514,230
Other assets	21,712	27,140
Total assets	$10,802,544	$10,658,189

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,014,757	$843,275
Accrued payroll	421,923	759,470
Unearned revenue	781,396	421,486
Derivative liabilities	551,508	156,596
Total current liabilities	2,769,584	2,180,827

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at March 31, 2012 and December 31, 2011; liquidation preference $1,000 per share	2	2
Series B 6,000 shares authorized; issued and outstanding, 600 shares at March 31, 2012 and December 31, 2011; liquidation preference $1,000 per share	1	1
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 29,370,687 shares at March 31, 2012 and December 31, 2011	29,371	29,371
Additional paid-in capital	18,052,078	17,882,936
Accumulated deficit	(10,048,492)	(9,434,948)
Total stockholders' equity	8,032,960	8,477,362
Total liabilities and stockholders' equity	$10,802,544	$10,658,189

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$3,293,659	$3,349,610
Reimbursement revenues	408,500	309,367
Total revenues	3,702,159	3,658,977

Cost of services	1,882,745	1,749,870
Cost of reimbursement revenues	408,500	309,367
Total cost of services	2,291,245	2,059,237
Gross profit	1,410,914	1,599,740

Operating expenses
Research and development	381,235	346,454
Sales and marketing	336,213	308,512
General and administrative	800,627	795,804
Depreciation and amortization	111,619	137,224
Total operating expenses	1,629,694	1,587,994

Operating (loss) income	(218,780)	11,746

Other income (expense)
Interest income	416	1,227
Other expense	(268)	(1,220)
Unrealized loss on change in fair value of the derivative liabilities	(394,912)	(212,134)
Total other expense	(394,764)	(212,127)

Net loss	(613,544)	(200,381)

Series B preferred stock dividend	12,000	12,989
Net loss attributable to common stockholders	$(625,544)	$(213,370)

Weighted average number of common shares outstanding – basic and diluted	29,370,687	28,038,723

Basic and diluted loss per share	$(0.02)	$(0.01)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(613,544)	$(200,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,619	137,224
Stock-based compensation	189,267	243,972
Fair value adjustment of derivative liabilities	394,912	212,134
Changes in operating assets and liabilities
Accounts receivable	(582,652)	(679,024)
Prepaid expenses and other assets	(96,434)	(95,206)
Accounts payable and accrued expenses	163,357	87,347
Accrued payroll	(337,547)	(442,455)
Unearned revenue	359,910	(22,796)
Total adjustments	202,432	(558,804)
Net cash used in operating activities	(411,112)	(759,185)
Cash flows from investing activities
Purchase of property and equipment	(23,051)	(124,124)
Acquisition of patents	(505)	(5,331)
Net cash used in investing activities	(23,556)	(129,455)
Cash flows from financing activities
Proceeds from the exercise of warrants for common stock	-	105,001
Withholding taxes paid on cashless exercise of stock options	-	(11,722)
Cash dividends on series B preferred stock	(12,000)	(12,989)
Net cash (used in) provided by financing activities	(12,000)	80,290
Net decrease in cash	(446,668)	(808,350)
Cash
Beginning of period	5,737,009	4,576,060
End of period	$5,290,341	$3,767,710
Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for for board fees	$-	$15,750
Cashless exercise of stock options	$-	$77
Cashless exercise of warrants	$-	$532
Reclassification of derivative liabilities upon exercise of warrants to additional paid in capital	$-	$1,783,710

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Although the Company determined the warrants include an implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the value of the warrants between each feature is de minimus and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date (Note 5).

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

Recently Issued and Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued accounting updates to Accounting Standards Codification 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

NOTE 3 - Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended
	March 31
	2012	2011

Cost of service revenues	$13,331	$9,767
Research and development	24,909	32,197
Sales and marketing	5,141	6,417
General and administrative	137,761	185,907
Total stock-based compensation	$181,142	$234,288

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2012 and 2011 using the Black-Scholes option-pricing model:

	March 31,
	2012	2011
Risk free interest rate	1.1%	2.6%
Expected term (years)	6.3	6.2
Expected volatility	56.2%	55.1%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the employee stock option activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at January 1, 2012	5,768,690	$1.33
Granted	337,303	1.19
Cancelled/Forfeited	(15,501)	1.48
Options outstanding at March 31, 2012	6,090,492	1.32	6.28
Options exercisable at March 31, 2012	4,159,067	1.34	5.29

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $214,499 and $734,817, respectively. There have been no options exercised during the three months ended March 31, 2012.

NOTE 4 - Stockholders’ Equity

Restricted Stock Awards

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense. Shares contained in the unvested portion of a restricted stock awards are forfeited upon termination of employment, unless otherwise agreed. The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. The Company did not issue any of its common stock in settlement of accrued stock awards during the three months ended March 31, 2012.

The Company incurred $8,125 and $9,684 in compensation expense in the first three months of 2012 and 2011, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of March 31, 2012, accrued expenses includes $74,799 of accrued stock awards representing 54,017 shares of common stock granted but not yet issued to directors for their services on the board.

NOTE 5 - Derivative Liabilities

Derivative liabilities resulting from warrants issued in connection with the Company’s series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31, 2012	December 31, 2011
Series B warrants:
Risk-free interest rate	0.41%	0.33%
Expected volatility	49.18%	47.71%
Expected life (in years)	2.44	2.69
Expected dividend yield

Number of warrants	902,038	902,038

Fair value	$551,508	$156,596

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

The fair value of these warrant liabilities was $551,508 at March 31, 2012. The change in fair value during the first three months of 2012 is $394,912 of which was reported in the Company’s condensed consolidated statement of operations as an unrealized loss on the change in fair value of the derivative liability. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liabilities.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2012:

		Fair Value Measurements at March 31, 2012
	Total Carrying Value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$551,508	$-	$-	$551,508

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who reports to the Chief Financial Officer, determine its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company’s Condensed Consolidated Statements of Operations.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2012, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended
	March 31,
	2012	2011
Beginning balance	$156,596	$2,609,708
Net unrealized loss on the derivative liabilities	394,912	212,134
Reclassification to equity	-	(1,783,710)
Ending balance	$551,508	$1,038,132

NOTE 6 - Loss Per Share

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following for the three months ending March 31, 2012 and 2011:

	2012	2011
Series A convertible preferred stock	1,818,485	2,528,441
Series B convertible preferred stock	498,215	498,215
Series B warrants to purchase common stock	902,038	902,038
Other warrants to purchase common stock	444,888	444,888
Options to purchase common stock	6,102,665	6,495,064

Total	9,766,291	10,868,646

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of March 31, 2012 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of March 31, 2012, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top customer accounted for approximately 46% of total revenue and 52% of accounts receivable for the three months ended March 31, 2012. For the three months ended March 31, 2011, the largest customer accounted for 64% of total revenue and 70% of accounts receivable.

NOTE 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed below.

Subsequent to March 31, 2012, the Company issued 357,075 shares of common stock upon the exercise of a fixed-price warrant held by the University of Rochester at an exercise price of $0.74 per share, with the Company receiving aggregate proceeds of $262,500.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 3, 2012, the Company and Merck Global Health Innovation Fund, LLC (“GHI”) entered into a Series C Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) under which we agreed to sell GHI up to 3,000 shares of the Company’s Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), up to 3,000 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and with the Series C-1 Preferred, the “Series C Preferred Stock”) and warrants to purchase up to 2,722,632 shares of common stock at an exercise price of $1.2043 per share (the “Series C Warrants”) for a purchase price of $6,000,000. The initial closing under the Purchase Agreement took place on April 3, 2012 at which we sold to GHI 3,000 shares of Series C-1 Preferred Stock and Series C Warrants which are exercisable to purchase 1,361,316 shares of common stock for a purchase price of $3,000,000. The financing is part of an investment by GHI of up to $6,000,000 to provide funding for our efforts to expand our quantitative imaging technology into new markets, including personalized medicine. The terms of the financing provide for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of our quantitative imaging center on or before April 3, 2013 and stockholder approval of the transaction at our upcoming annual meeting in June 2012.

In connection with the Purchase Agreement, the Company received net proceeds of approximately $2,700,000 after deducting expenses. GHI acquired 3,000 shares of Series C-1 Preferred Stock and warrants that are initially convertible into an aggregate 3,852,389 shares of common stock. The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The warrants contain a seven year term and have an exercise price of $1.2043 per share. The warrants issued at the initial closing of the financing are exercisable into 1,361,316 shares of common stock, but are not exercisable until September 30, 2012.

The issuance of the Series C-1 Preferred Stock triggered certain anti-dilution provisions of the Company’s warrants issued in 2007 in connection with the sale of our Series B Preferred Stock (the “Series B Warrants”). As a result, the exercise price of certain outstanding Series B Warrants was reduced from $1.3849 to $1.2043 per share.

As part of the financing, the Company also agreed with the holders of the majority of the outstanding Series B Warrants to amend and restate the terms of those warrants. As a result of the amended and restated terms, among other things, the anti-dilution adjustment provision, which required the Company to reduce the exercise price of the Series B Warrants, if the Company had issued shares at a lower price, contained in the agreements was eliminated.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 and the related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2012 and 2011, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenues since inception have been derived primarily from image analysis services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. Revenues are recognized as the services are performed and as images are analyzed.

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

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in assisting patients and oncologists in determining whether an anti-angiogenic therapy is having the desired effect. We believe this application will assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510(k) clearance from the FDA for our application to be used as a tool to analyze Dynamic Contrast-Enhanced Magnetic Resonance Images (DCE-MRI). On April 3, 2012, we entered into an agreement with Merck Global Health Innovation Fund, LLC, or GHI, for equity financing of up $6,000,000. The transaction is part of an investment by GHI to provide funding for our efforts to expand our quantitative imaging technology into new markets, including personalized medicine. We completed the first closing on April 3, 2012 for financing of $3,000,000 less issuances costs of approximately $300,000. We plan to use the proceeds from the financing from Merck GHI to develop this personalized medicine initiative and establish our IT and software platform to create a quantitative imaging center. We also plan to use the proceeds to further validate our first personalized medicine application (blood perfusion module). We will continue to assess the best mechanism for channeling our quantitative imaging software applications into the market; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

Results of Operations

Results of Operations for Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Revenues

We had revenues of $3,702,000 for the quarter ended March 31, 2012 compared to $3,659,000 for the comparable period in 2011, representing a $43,000, or 1% increase in revenues. The slight increase was related to a reduced level of new project awards in 2011 due to general market conditions and delays in study initiations and recruitment within existing studies. Nonetheless, we have seen an increasing number of requests for proposals in 2012. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc will increase the level of business activity from what we have experienced in 2011 and so far in 2012. During the first quarter of 2012, we performed work on 99 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 105 projects during the same period in 2011.

During the first quarter of 2012, 70% of our business was in oncology services and 22% in musculoskeletal, the remaining 8% was in other therapeutic areas. This compares to 82%, 14% and 4%, respectively, in 2011. During the first quarter of 2012, 74% of the revenues were derived from Phase II and III studies compared to 77% during the comparable period in 2011. The gross margin we are able to realize on our revenues is impacted by the nature of the service mix during the reported quarter, as well as the therapeutic area and phase of study. Incoming image processing and image analysis activities tend to produce higher margins, while we are experiencing lower margins within our project management and site initiation activities. Therefore, depending on the mix of services in a quarter, our margins may vary from quarter to quarter.

Gross Profit

We had a gross profit of $1,411,000 for the first quarter of 2012 compared to $1,600,000 for the comparable period in 2011, representing a $189,000, or 12%, decline. Our gross profit margin was 38% during the quarter ended March 31, 2012 compared to 44% during the first quarter of 2011. Excluding reimbursed charges, which yield no margin, our gross margin was 42% for the first quarter of 2012 compared to 47% in the first quarter of 2011. Our margins declined year over year due to the project mix and phase of study during the first quarter of 2012 as compared to 2011. During 2011, we increased our staff within our operations group by 30% in order to better support the needs of our customers.

Research and Development

Research and development costs increased in the quarter ended March 31, 2012 by $35,000, or 10%, to $381,000, when compared to the quarter ended March 31, 2011. The increase was due to the hiring within our software development group in late 2011 and our work to support our 510k filing with the FDA for our first personalized medicine application. We believe the investments in personnel we made within our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs increased in the quarter ended March 31, 2012 by $28,000, or 9% to $336,000, when compared to the quarter ended March 31, 2011. The increase was the result of hiring a Director of Business Development within our sales and marketing group at the beginning of the year. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers. Currently, there are 5 individuals within our sales and marketing department.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2012 were $801,000, a slight increase of $5,000 or 1%, when compared to the quarter ended March 31, 2011. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $112,000 for the quarter ended March 31, 2012 compared to $137,000 during the quarter ended March 31, 2011. The reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party) during the quarter ended March 31, 2011. Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Expense

Other expense for the quarter ended March 31, 2012 was $395,000 compared to $212,000 for the quarter ended March 31, 2011. During the first quarter of 2012, we recognized a marked to market loss of $395,000, relating to the increase in fair value of warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 5) compared to a non-cash marked to market loss of $212,000 for the three months ended March 31, 2011. The aggregate increase of $183,000 when compared to the first quarter of 2011 is attributable to the higher average price of our common stock during the first quarter of 2012 compared to the first quarter of 2011.

Net Loss

Net loss for the quarter ended March 31, 2012 was $614,000 compared to a loss of $200,000 for the quarter ended March 31, 2011. The increase in our net loss over the prior period was primarily related to the decline in the gross profit during the quarter and the non-cash loss recognized for the marked to market adjustment for certain warrants outstanding.

Liquidity and Capital Resources

Our working capital as of March 31, 2012 was approximately $6,002,000 compared to $6,353,000 as of December 31, 2011. The decrease in working capital was primarily a result of the recognition of a market loss relating to the increase in fair value of warrants issued in 2007 in connection with the sale of our Series B Preferred Stock which are classified as liabilities in accordance with ASC 815-40 and timing differences in the payment of accounts payable and receipt of accounts receivable.

Net cash used by operating activities totaled $411,000 in the three months ended March 31, 2012 compared to net cash used in operating activities of $759,000 in the comparable 2011 period. This improvement is mostly due to the timing of advance payments on new projects and receipts from customers in the first three months of 2012 as compared to last year. Our days sales outstanding remained constant at 66 as compared to the first quarter of 2012 and December 31, 2011. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $24,000 in the purchase of equipment and the acquisition of patents in the first three months of 2012, compared to $129,000 for the investment in these items in the first three months of 2011. The decrease represents investments in our IT and IS infrastructure in the first quarter of 2011 for the acquisition of a new IT storage system that did not reoccur in 2012.

Cash used by our financing activities in the three months ended March 31, 2012 was $12,000, compared to cash provided of $80,000 in the three months ended March 31, 2011. The decrease is a result of proceeds from the exercise of options and warrants during the first quarter of 2011.

On April 3, 2012, the Company and GHI entered into a Series C Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) under which we agreed to sell to GHI up to 3,000 shares of the Issuer’s Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), up to 3,000 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and with the Series C-1 Preferred, the “Series C Preferred Stock”) and warrants to purchase up to 2,722,632 shares of common stock at an exercise price of $1.2043 per share (the “Series C Warrants”) for a purchase price of $6,000,000. The initial closing under the Purchase Agreement took place on April 3, 2012 at which we sold to GHI 3,000 shares of Series C-1 Preferred Stock and Series C Warrants which are exercisable to purchase 1,361,316 shares of common stock for a purchase price of $3,000,000. The financing is part of an investment by GHI of up to $6,000,000 to provide funding for our efforts to expand our quantitative imaging technology into new markets, including personalized medicine. The terms of the financing provide for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of our quantitative imaging center on or before April 3, 2013 and stockholder approval of the transaction at our upcoming annual meeting in June 2012.

In connection with the financing, we received net proceeds of approximately $2,700,000 million after deducting expenses. We plan to use the proceeds from the financing to develop our personalized medicine initiative and establish our IT and software platform to create a quantitative imaging center, in addition to investment necessary for the further validation of our first personalized medicine application (blood perfusion module).

We currently expect that existing cash and cash equivalents will be sufficient to fund operations for the next 12 months. If in the next 12 months our plans or assumptions change or prove to be inaccurate, or if we are unable to meet the milestones for the second closing of the investment by GHI, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;

•	the risk that we may not meet the milestones for the second closing of our financing with GHI for funds to pursue our personalized medicine initiative; and

•	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2012, the Company issued 357,075 shares of common stock upon the exercise of a fixed-price warrant held by the University of Rochester at an exercise price of $0.74 per share, with the Company receiving an aggregate of $262,500. The shares issued upon the exercise of the warrant were issued in a transaction not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act. The University of Rochester is an accredited investor under the Securities Act, was knowledgeable about the Company's operations and financial condition and had access to such information. The sale did not involve any form of general solicitation. The shares were purchased for investment purposes only and contain restrictions on transfer with certificates containing a legend setting forth such restrictions.

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

Dated: May 15, 2012	VIRTUALSCOPICS, INC.

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

