Form 10-Q
period 2012-06-30
VirtualScopics, Inc.
filed 2012-08-14
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to______________________________________

Commission File Number:	000-52018

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2012, there were 29,747,762 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-16
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17-24
	ITEM 4: Controls and Procedures	25

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	25
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	26
	ITEM 3: Defaults Upon Senior Securities	26
	ITEM 5: Other Information	26
	ITEM 6: Exhibits	26-28

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets

Cash	$7,778,559	$5,737,009
Accounts receivable, net	2,823,956	2,435,496
Prepaid expenses and other current assets	378,923	361,376
Total current assets	10,981,438	8,533,881

Patents, net	1,525,821	1,582,938
Property and equipment, net	468,001	514,230
Other assets	16,283	27,140

Total assets	$12,991,543	$10,658,189

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$648,683	843,275
Accrued payroll	600,231	759,470
Unearned revenue	287,973	421,486
Derivative liabilities	37,816	156,596
Total current liabilities	1,574,703	2,180,827

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at June 30, 2012 and December 31, 2011; liquidation preference $1,000 per share	2	2
Series B 6,000 shares authorized; issued and outstanding, 600 shares at June 30, 2012 and December 31, 2011; liquidation preference $1,000 per share	1	1
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 and 0 shares at June 30, 2012 and December 31, 2011, respectively; liquidation preference $1,000 per share	3	-
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at June 30, 2012 and December 31, 2011; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 29,747,762 and 29,370,687 shares at June 30, 2012 and December 31, 2011, respectively	29,748	29,371
Additional paid-in capital	21,498,545	17,882,936
Accumulated deficit	(10,111,459)	(9,434,948)
Total stockholders' equity	11,416,840	8,477,362
Total liabilities and stockholders' equity	$12,991,543	$10,658,189

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$3,098,316	$3,576,253	$6,391,974	$6,925,863
Reimbursement revenues	237,545	276,672	646,045	586,039
Total revenues	3,335,861	3,852,925	7,038,019	7,511,902

Cost of services	1,754,379	1,755,235	3,637,124	3,505,104
Cost of reimbursement revenues	237,545	276,672	646,045	586,039
Total cost of services	1,991,924	2,031,907	4,283,169	4,091,143
Gross profit	1,343,937	1,821,018	2,754,850	3,420,759

Operating expenses
Research and development	375,441	382,464	756,676	728,918
Sales and marketing	310,509	310,318	646,723	618,831
General and administrative	717,690	856,983	1,518,316	1,652,786
Depreciation and amortization	106,991	113,224	218,610	250,448
Total operating expenses	1,510,631	1,662,989	3,140,325	3,250,983

Operating (loss) income	(166,694)	158,029	(385,475)	169,776

Other income (expense)
Other income	715	13,006	1,130	14,232
Other expense	(5,446)	(16,720)	(5,713)	(17,940)
Unrealized gain (loss) on change in fair value of the derivative liabilities	108,459	173,335	(286,453)	(38,799)
Total other income (expense)	103,728	169,621	(291,036)	(42,507)

Net (loss) income	(62,966)	327,650	(676,511)	127,269

Preferred stock deemed dividend	1,806,919	-	1,806,919	-
Preferred stock dividends	41,333	12,000	53,333	24,989
Net (loss) income attributable to common stockholders	$(1,911,218)	$315,650	$(2,536,763)	$102,280

Weighted average basic shares outstanding	29,706,704	29,045,428	29,538,381	28,544,856
Weighted average diluted shares outstanding	29,706,704	36,964,760	29,538,381	36,738,762
Basic and diluted (loss) earnings per share	$(0.06)	$0.01	$(0.09)	$0.00

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(676,511)	$127,269
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	218,610	250,448
Gain on the disposal of assets	-	(12,500)
Stock-based compensation	321,943	461,953
Fair value adjustment of derivative liabilities	286,453	38,799
Changes in operating assets and liabilities
Accounts receivable	(388,460)	(465,340)
Prepaid expenses and other assets	(6,690)	(95,724)
Accounts payable and accrued expenses	(244,050)	(288,366)
Accrued payroll	(159,239)	(153,453)
Unearned revenue	(133,513)	385,057
Total adjustments	(104,946)	120,874
Net cash (used in) provided by operating activities	(781,457)	248,143

Cash flows from investing activities
Purchase of property and equipment	(104,753)	(346,640)
Acquisition of patents	(10,511)	(7,205)
Net cash used in investing activities	(115,264)	(353,845)

Cash flows from financing activities
Proceeds from the exercise of warrants	262,500	105,001
Proceeds from the exercise of stock options	20,200	32,383
Withholding taxes paid on cashless exercise of stock options	-	(11,722)
Proceeds from the issuance of series C-1 preferred stock and warrant, net of issuance costs	2,667,571	-
Cash dividends on series B preferred stock	(12,000)	(24,989)
Net cash provided by financing activities	2,938,271	100,673
Net increase (decrease) in cash	2,041,550	(5,029)
Cash
Beginning of period	5,737,009	4,576,060
End of period	$7,778,559	$4,571,031

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for for board fees	$-	$30,250
Cashless exercise of stock options	$-	$191
Cashless exercise of warrants	$-	$532
Accrued dividends on series B and C-1 preferred stock	$41,333	$-
Reclassification of derivative liabilities upon exercise of warrants to additional paid in capital	$-	$1,783,710
Reclassification of derivative liabilities to additional paid in capital in connection with the series C-1 preferred stock issuance	$405,233	$-

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - Organization and Basis of Presentation

Nature of Business

The Company’s headquarters are located in Rochester, New York. The Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve pharmaceutical and medical device research and development and improve clinical medical image analysis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VirtualScopics, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The warrants issued with the Company’s series B preferred stock, and to the placement agent in the series B financing, did not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. Accordingly, the warrants are recognized as a derivative instrument.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. The Company also records, when necessary, deemed dividends for the intrinsic value of the conversion options embedded in preferred stock based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred stock.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 "Contracts in Entity's Own Equity" (“ASC 815-40”). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 3 - Stock-Based Compensation

For the three and six months ended June 30, 2012 and 2011, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cost of service revenues	$13,427	$14,252	$26,758	$24,019
Research and development	17,602	32,015	42,510	64,212
Sales and marketing	-	2,700	4,258	9,117
General and administrative	101,647	156,330	240,292	342,237
Total stock-based compensation	$132,676	$205,297	$313,818	$439,585

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Since the Company has limited historical volatility information, it bases its expected volatility on the historical volatility of similar entities whose share prices are publicly available averaged with the Company’s historical volatility excluding the first ten months due to the discreet and non-recurring nature of the trading. In making its determination as to similarity, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2012 and 2011 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30,
	2012	2011
Risk free interest rate	1.1%	2.6%
Expected term (years)	6.3	6.2
Expected volatility	56.2%	55.1%
Expected dividend yield	-	-

A summary of the employee stock option activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2012	5,768,690	$1.33
Granted	347,303	1.18
Exercised	(20,000)	1.01
Cancelled/Forfeited	(48,751)	1.57
Expired	(976)	1.90
Options outstanding at June 30, 2012	6,046,266	1.32	6.03
Options exercisable at June 30, 2012	4,278,047	1.33	5.12

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $219,946 and $745,020, respectively. There were 20,000 options exercised resulting in cash proceeds of $20,200 during the six months ended June 30, 2012 and 26,986 options exercised resulting in cash proceeds of $32,383 during the six months ended June 30, 2011.

NOTE 4 - Stockholders’ Equity

On April 3, 2012, the Company and Merck Global Health Innovation Fund, LLC (“GHI”) entered into a Series C Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) under which the Company agreed to sell GHI up to 6,000 shares of the Company’s Series C Preferred Stock and warrants to purchase up to 2,722,632 shares of common stock at an exercise price of $1.2043 per share (the “Series C Warrants”) for a purchase price of $6,000,000 in two separate closings. The Series C Preferred Stock is convertible, at GHI’s election, into shares of the Company’s common stock at a conversion rate, which is determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $1.2043. The conversion price of the Series C Preferred Stock and exercise price of the Series C Warrants is subject to customary anti-dilution provisions. The financing is part of an initiative by GHI to provide funding for the Company’s efforts to expand its quantitative imaging technology into the personalized medicine market.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The initial closing under the Purchase Agreement took place on April 3, 2012 at which the Company sold to GHI 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock for a purchase price of $3,000,000, net of issuance costs of approximately $332,000. The warrants contain a seven year term and become exercisable on September 30, 2012. The terms of the financing provide for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of its quantitative imaging center on or before April 3, 2013.

The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The Series C-1 holders elected to accrue the dividends making the dividends payable on the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 into common stock. The Series B holders are only entitled to be paid dividends, provided that all dividends are first paid or concurrently paid to the holders of the Series C-1 Preferred Stock. As of June 30, 2012, dividends payable to Series B and C-1 convertible preferred stockholders amounted to $12,000 and $29,333, respectively and are included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheet.

In accordance with ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Series C-1 convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. The value of the beneficial conversion feature was calculated using, among other factors, the Company’s closing stock price of $1.54 on April 3, 2012 resulting in the recognition of a one-time non-cash deemed dividend of $1,806,919 during the quarter ended June 30, 2012.

The issuance of the Series C-1 Preferred Stock triggered certain anti-dilution provisions of the Company’s warrants issued in 2007 in connection with the sale of our Series B Preferred Stock (the “Series B Warrants”). As a result, the exercise price of certain outstanding Series B Warrants was reduced from $1.3849 to $1.2043 per share and an additional 74,174 warrants were issued.

As part of the financing, the Company also agreed with certain holders of the majority of the outstanding Series B Warrants to amend and restate the terms of those warrants. As a result of the amended and restated terms, among other things, the anti-dilution adjustment provision, which required the Company to reduce the exercise price of the Series B Warrants if the Company had issued shares at a lower price, contained in the agreements was eliminated. As of June 30, 2012, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock Warrant Exercise

During the six months ended June 30, 2012, the Company issued 357,075 shares of common stock upon the exercise of a fixed-price warrant held by the University of Rochester at an exercise price of $0.74 per share, with the Company receiving aggregate proceeds of $262,500.

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

The Company incurred $8,125 and $22,368 in compensation expense in the first six months of 2012 and 2011, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of June 30, 2012, accrued expenses includes $74,799 of accrued stock awards representing 54,017 shares of common stock granted but not yet issued to directors for their services on the board. The Company did not issue any of its common stock in settlement of accrued stock awards during the six months ended June 30, 2012.

NOTE 5 - Derivative Liabilities

Derivative liabilities resulting from certain warrants issued in connection with the Company’s series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2012	December 31, 2011
Series B warrants:
Risk-free interest rate	0.35%	0.33%
Expected volatility	51.62%	47.71%
Expected life (in years)	2.19	2.69
Expected dividend yield	-	-

Number of warrants	214,229	902,038

Fair value	$37,816	$156,596

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The fair value of these warrant liabilities was $37,816 at June 30, 2012. The change in fair value during 2012 is $118,780 of which $286,453 is reported in our condensed consolidated statement of operations as an unrealized loss on the change in fair value of the derivative liabilities and $405,233 is a reclassification of the fair value of the derivative liabilities to equity in connection with the Series C-1 Preferred Stock and Warrant financing. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2012:

		Fair Value Measurements at June 30, 2012
	Total Carrying Value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$37,816	$-	$-	$37,816

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of June 30, 2012, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$551,508	$1,038,132	$156,596	$2,609,708
Net unrealized (gain) loss on the derivative liabilities	(108,459)	(173,335)	286,453	38,799
Reclassification to equity	(405,233)	-	(405,233)	(1,783,710)
Ending balance	$37,816	$864,797	$37,816	$864,797

NOTE 6 – (Loss) Earnings Per Share

Basic earnings and loss per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share in those periods their effect would be antidilutive.

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic (loss) earnings per share
Numerator:
Net (Loss) Income	$(62,966)	$327,650	$(676,511)	$127,269
Preferred stock deemed dividend	(1,806,919)	-	(1,806,919)	-
Preferred stock dividends	(41,333)	(12,000)	(53,333)	(24,989)
Numerator for basic (loss) earnings per share:
Net (loss) income available to common stockholders	$(1,911,218)	$315,650	$(2,536,763)	$102,280

Denominator:
Weighted average basic shares Outstanding	29,706,074	29,045,428	29,538,381	28,544,856

(Loss) Earnings per basic share:
Net (Loss) Income	$0.00	$0.01	($0.02)	$0.00
Preferred stock deemed dividend	(0.06)	0.00	(0.07)	0.00
Preferred stock dividends	0.00	0.00	0.00	0.00
Net (loss) income available to common stockholders	$(0.06)	$0.01	$(0.09)	$0.00

Dilutive (loss) earnings per share
Numerator:
Net (Loss) Income	$(62,966)	$327,650	$(676,511)	$127,269
Preferred stock deemed dividend	(1,806,919)	-	(1,806,919)	-
Preferred stock dividends	(41,333)	-	(53,333)	-
Numerator for diluted (loss) earnings per share:
Net (loss) income available to common stockholders	$(1,911,218)	$327,650	$(2,536,763)	$127,269

Denominator:
Weighted average basic shares outstanding	29,706,074	29,045,428	29,538,381	28,544,856
Weighted average effect of dilutive securities:
Employee stock options	-	4,998,433	-	5,115,143
Convertible preferred stock	-	2,399,736	-	2,399,736
Warrants	-	521,163	-	679,027
Weighted average diluted shares outstanding	29,706,074	36,964,760	29,538,381	36,738,762

Net (loss) income per diluted share:
Net (Loss) Income	$0.00	$0.01	$(0.02)	$0.00
Preferred stock deemed dividend	(0.06)	0.00	(0.07)	0.00
Preferred stock dividends	0.00	0.00	0.00	0.00
Net (loss) income available to common stockholders	$(0.06)	$0.01	$(0.09)	$0.00

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Preferred Stock	4,807,773	-	4,807,773	-
Stock options	6,055,273	1,309,934	6,055,273	1,307,934
Warrants	2,425,341	87,813	2,425,341	87,813

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of June 30, 2012 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of June 30, 2012, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top two customers accounted for approximately 47% and 10% of total revenue for the six months ended June 30, 2012. One customer accounted for 59% of total revenue for the six months ended June 30, 2011.

The Company’s top two customers accounted for approximately 48% and 10% of total revenue for the three months ended June 30, 2012. One customer accounted for 55% of total revenue for the three months ended June 30, 2011.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Two customers accounted for approximately 61% and 13% of accounts receivable as of June 30, 2012 as compared to the largest customer accounting for 61% of accounts receivable as of June 30, 2011.

NOTE 9 – Commitments and Contingencies

In June 2012, the Company renewed its lease for approximately 19,500 square feet of office space at the corporate headquarters in Rochester, New York. The lease term is for five years with a lease commencement date of July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

NOTE 10 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock. Revenues generated from Merck were $825,847 and $355,977 for the six months ended June 30, 2012 and 2011, respectively and $368,737 and $168,360 for the three months ended June 30, 2012 and 2011, respectively. The accounts receivable balance due from Merck was $265,298 and $186,550 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 11 - Subsequent Events

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2012 and 2011, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

We continue to submit proposals and bids for new contracts, however, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by a customer.

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

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in assisting patients and oncologists in determining whether an anti-angiogenic therapy is having the desired effect. We believe this application will assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510(k) clearance from the FDA for our application to be used as a tool to analyze Dynamic Contrast-Enhanced Magnetic Resonance Images (DCE-MRI). On April 3, 2012, we entered into an agreement with Merck Global Health Innovation Fund, LLC, or GHI, for equity financing of up $6,000,000. The transaction is part of an investment by GHI to provide funding for our efforts to expand our quantitative imaging technology into the personalized medicine market. We completed the first closing on April 3, 2012 for financing of $3,000,000 less issuance costs of approximately $300,000. We plan to use the proceeds from the financing from GHI to develop this personalized medicine initiative and establish our IT and software platform to create a quantitative imaging center. We also plan to use the proceeds to further validate our blood perfusion module, which is our first personalized medicine application. We will continue to assess the best mechanism for channeling our quantitative imaging software applications into the market; however, there can be no assurance that approval will be granted or we will experience significant demand for our application.

Results of Operations

Results of Operations for Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Revenues

We had revenues of $3,336,000 for the quarter ended June 30, 2012 compared to $3,853,000 for the comparable period in 2011, representing a $517,000, or 13% decrease in revenues. The decrease was related to a reduced level of new project awards in 2011 and 2012 due to general market conditions and delays in study initiations and recruitment within existing studies. For the better part of 2012 we have been seeking experienced sales managers to augment our sales efforts in Europe and the US West Coast and address the softness in our sales performance over the past year. In July of this year we secured two individuals that we believe will enable us to better attack the market and provide us greater visibility in those regions. We have also reorganized our sales function which will allow our sales directors more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we have seen an increasing number of requests for proposals throughout 2012, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we have experienced in 2011 and so far in 2012, however, we anticipate that the slowdown in project awards that we’ve been experiencing will have an impact on our revenues growth for the remainder of 2012.

During the second quarter of 2012, we performed work on 96 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 106 projects during the same period in 2011.

During the second quarter of 2012, 67% of our business was in oncology services and 24% in musculoskeletal, the remaining 9% was in other therapeutic areas. This compares to 80%, 17% and 3%, respectively, in 2011. During the second quarter of 2012, 76% of the revenues were derived from Phase II and III studies compared to 77% during the comparable period in 2011. The gross margin we are able to realize on our revenues is impacted by the nature of the service mix during the reported quarter, as well as the therapeutic area and phase of study. Incoming image processing and image analysis activities tend to produce higher margins, while we are experiencing lower margins within our project management and site initiation activities. Therefore , our margins may vary from quarter to quarter depending on the mix of services.

Gross Profit

We had a gross profit of $1,344,000 for the second quarter of 2012 compared to $1,821,000 for the comparable period in 2011, representing a $477,000, or 26%, decline. Our gross profit margin was 40% during the quarter ended June 30, 2012 compared to 47% during the second quarter of 2011. Excluding reimbursed charges, which yield no margin, our gross margin was 43% for the second quarter of 2012 compared to 51% in the second quarter of 2011. Our margins declined year over year due to the project mix, which was weighted more heavily toward musculoskeletal projects, and the decrease in revenues during the second quarter of 2012 as compared to 2011. Throughout 2011, we increased our staff within our operations group by 30% in order to better support the mix of projects we are experiencing.

Research and Development

Research and development costs decreased in the quarter ended June 30, 2012 by $7,000, or 2%, to $375,000, when compared to the quarter ended June 30, 2011. The decrease was due to a reduction in stock compensation expense offset by the hiring within our software development group in late 2011 and our work to support our 510k filing with the FDA for our first personalized medicine application. We believe the investments in personnel we made within our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs remained constant in the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers. Since our last quarterly report, we have hired two seasoned sales individuals to cover the European and West Coast US territories. Currently, there are 6 individuals within our sales and marketing department.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2012 were $718,000, a decrease of $139,000 or 16%, when compared to the quarter ended June 30, 2011. The decrease was attributed to lower stock compensation charges and lower NASDAQ fees in the second quarter of 2012 as compared to the same period in 2011. Additionally, there were one-time severance charges incurred during the second quarter of 2011. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $107,000 for the quarter ended June 30, 2012 compared to $113,000 during the quarter ended June 30, 2011. The reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester during the quarter ended June 30, 2011. Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Income

Other income for the quarter ended June 30, 2012 was $104,000 compared to $170,000 for the quarter ended June 30, 2011. During the second quarter of 2012, we recognized a marked to market gain of $108,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 4) compared to a non-cash marked to market gain of $173,000 for the quarter ended June 30, 2011. The aggregate decrease of $65,000 when compared to the second quarter of 2011 is attributable to the lower average price of our common stock during the second quarter of 2012 compared to the second quarter of 2011.

Net (Loss) Income

Net loss for the quarter ended June 30, 2012 was $63,000 compared to net income of $328,000 for the quarter ended June 30, 2011. The decrease in our net income over the prior period was primarily related to the decline in the gross profit and revenues during the quarter.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Our revenues for the six months ended June 30, 2012 were $7,038,000, a decrease of $474,000 or 6% over the first half of 2011. The decrease was related to a reduced level of new project awards in 2011 and 2012 due to general market conditions and delays in study initiations and recruitment within existing studies. For the better part of 2012 we have been seeking experienced sales managers to augment our sales efforts in Europe and the US West Coast and address the softness in our sales performance over the past year. In July of this year we secured two individuals that we believe will enable us to better attack the market and provide us greater visibility in those regions. We have also reorganized our sales function which will allow our sales directors more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we have seen an increasing number of requests for proposals throughout 2012, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we have experienced in 2011 and so far in 2012, however, we anticipate that the slowdown in project awards that we’ve been experiencing will have an impact on our revenues growth for the remainder of 2012.

We performed services for a total of 107 projects in the first half of 2012, as compared to 117 in the first half of 2011. During the first half of 2012, 75% of our revenues were generated from Phase II/III projects compared to 78% during the first half of 2011. We expect that a majority of our revenues from pharmaceutical and medical device clinical trials will be derived from Phase II and III studies throughout the remainder of 2012.

Gross Profit

We had a gross profit of $2,755,000 for the six months ended June 30, 2012 compared to $3,421,000 for the comparable period in 2011, representing a $666,000, or 19%, decline. Our gross margin for the six months ended June 30, 2012 was 39% compared to 46% for the first half of 2011. Our gross margin fluctuations are largely a result of the mix of services performed during a given period and the decrease in revenues. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects. Throughout 2011, we increased our staff within our operations group by 30% in order to better support the mix of projects we are experiencing.

Research and Development

Total research and development expenditures were $757,000 in the first half of 2012 compared to $729,000 for the comparable period in 2011, an increase of 4%. The increase was higher due to consultant and professional fees related to the continued development of the personalized medicine application. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2012 were $647,000 compared to $619,000 for the first half of 2011, an increase of 5%. The increase was the result of hiring a Director of Business Development within our sales and marketing group at the beginning of the year. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities. Since our last quarterly report, we have hired two seasoned sales individuals to cover the European and West Coast US territories. Currently, there are 6 individuals within our sales and marketing department.

General and Administrative

General and administrative expenses for the six months ended June 30, 2012 were $1,518,000, a decrease of $134,000 or 8%, over the first half of 2011. The decrease is driven by severance charges incurred during the second quarter of 2011 and a decrease in non-cash stock compensation costs during the first half of 2012. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $219,000 for the six months ended June 30, 2012 compared to $250,000 during the first half of June 30, 2011. The slight reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester. Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other Expense

Other expense for the six months ended June 30, 2012 was $291,000 compared to other expense of $43,000 in the same period in 2011. The increase in other expense was a reflection of the recognition of a marked to market loss of $286,000 related to the increase in fair value of certain warrants that were issued in connection with our 2007 series B offering (see Financial Statement Note 4). During the first half of 2011, we recognized an unrealized loss of $39,000 due to the increase in fair value of those warrants. The aggregate increase of $247,000 when compared to the first half of 2011 is attributable to the higher average price of our common stock during the first half of 2012 compared to the first half of 2011.

Net (Loss) Income

Our net loss for the six months ended June 30, 2012 was $677,000 compared to a net income of $127,000 for the same period in 2011. The decrease in our net income was related to the non-cash loss recognized for the marked to market adjustment for certain warrants outstanding during the first half of 2012 as compared to the loss recognized in 2011 and the decrease in revenues and gross margins during 2012.

Liquidity and Capital Resources

Our working capital as of June 30, 2012 was approximately $9,407,000 compared to $6,353,000 as of December 31, 2011. The increase in working capital was primarily a result of the financing agreement with GHI that resulted in the receipt of net proceeds of approximately $2,700,000.

Net cash used in operating activities totaled $781,000 in the six months ended June 30, 2012 compared to net cash provided by operating activities of $248,000 in the comparable 2011 period. The decrease is mostly due to the timing of advance payments on new projects and receipts from customers in the first six months of 2012 as compared to the first half of last year. Our days sales outstanding increased to 68 in the six months ending June 30, 2012 as compared to 66 at December 31, 2011. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $115,000 in the purchase of equipment and the acquisition of patents in the first six months of 2012, compared to $354,000 for the investment in these items in the first six months of 2011. The decrease reflects investments in our IT and IS infrastructure in the first six months of 2011 for the acquisition of a new IT storage system that did not reoccur in 2012.

Cash provided by our financing activities in the six months ended June 30, 2012 was $2,938,000 compared to cash provided of $101,000 in the six months ended June 30, 2011. The increase is a result of proceeds from the exercise of options and warrants during the first six months of 2012, and the closing of the financing agreement with GHI.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit 3.1 Certificate of Designation of Rights and Preferences of the Series C-1 Preferred Stock and the Series C-2 Preferred Stock of VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 3.2 Amended and Restated Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

Exhibit 3.3 Amended and Restated Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

Exhibit 4.1 Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 4.2 Form of Amended and Restated Series B Warrant (Incorporated herein by reference to Exhibit 4.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.1 Series C Preferred Stock and Warrant Purchase Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.2 Investor Rights Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.3 Voting Agreement between VirtualScopics, Inc. and Robert Klimasewski effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.4 Voting Agreement between VirtualScopics, Inc. and SRK Management Company effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.4 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.5 Voting Agreement between VirtualScopics, Inc. and Philip J. Hempleman and the 1998 Hempleman Family Trust effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.5 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.6 Voting Agreement between VirtualScopics, Inc. and Kirk Balzer effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.6 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.7 Indemnification Agreement between VirtualScopics, Inc. and David Rubin dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

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

Dated: August 14, 2012	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer,
Senior Vice President

Exhibit Index

Exhibit 3.1 Certificate of Designation of Rights and Preferences of the Series C-1 Preferred Stock and the Series C-2 Preferred Stock of VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 3.2 Amended and Restated Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

Exhibit 3.3 Amended and Restated Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

Exhibit 4.1 Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 4.2 Form of Amended and Restated Series B Warrant (Incorporated herein by reference to Exhibit 4.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.1 Series C Preferred Stock and Warrant Purchase Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.2 Investor Rights Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.3 Voting Agreement between VirtualScopics, Inc. and Robert Klimasewski effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.4 Voting Agreement between VirtualScopics, Inc. and SRK Management Company effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.4 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.5 Voting Agreement between VirtualScopics, Inc. and Philip J. Hempleman and the 1998 Hempleman Family Trust effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.5 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.6 Voting Agreement between VirtualScopics, Inc. and Kirk Balzer effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.6 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

Exhibit 10.7 Indemnification Agreement between VirtualScopics, Inc. and David Rubin dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

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

