Form 10-Q
period 2012-09-30
VirtualScopics, Inc.
filed 2012-11-14
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 _______________________________________

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

As of October 31, 2012, there were 29,747,762 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-17
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	18-26
	ITEM 4: Controls and Procedures	26

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	27
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	27
	ITEM 3: Defaults Upon Senior Securities	27
	ITEM 4: Mine Safety Disclosures	27
	ITEM 5: Other Information	27
	ITEM 6: Exhibits	27-28

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$8,060,832	$5,737,009
Accounts receivable, net	2,728,663	2,435,496
Prepaid expenses and other current assets	406,438	361,376
Total current assets	11,195,933	8,533,881

Patents, net	1,497,922	1,582,938
Property and equipment, net	418,976	514,230
Other assets	10,856	27,140
Total assets	$13,123,687	$10,658,189

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$913,262	$843,275
Accrued payroll	474,099	759,470
Unearned revenue	240,266	421,486
Derivative liabilities	57,610	156,596
Total current liabilities	1,685,237	2,180,827

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at September 30, 2012 and December 31, 2011; liquidation preference $1,000 per share	2	2
Series B 6,000 shares authorized; issued and outstanding, 600 shares at September 30, 2012 and December 31, 2011; liquidation preference $1,000 per share	1	1
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 and 0 shares at September 30, 2012 and December 31, 2011, respectively; liquidation preference $1,000 per share	3	-
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at September 30, 2012 and December 31, 2011; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 29,747,762 and 29,370,687 shares at September 30, 2012 and December 31, 2011, respectively	29,748	29,371
Additional paid-in capital	21,599,404	17,882,936
Accumulated deficit	(10,190,708)	(9,434,948)
Total stockholders' equity	11,438,450	8,477,362
Total liabilities and stockholders' equity	$13,123,687	$10,658,189

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$3,095,080	$3,047,704	$9,487,055	$9,973,568
Reimbursement revenues	233,137	221,103	879,181	807,142
Total revenues	3,328,217	3,268,807	10,366,236	10,780,710

Cost of services	1,633,024	1,551,078	5,270,148	5,056,183
Cost of reimbursement revenues	233,137	221,103	879,181	807,142
Total cost of services	1,866,161	1,772,181	6,149,329	5,863,325
Gross profit	1,462,056	1,496,626	4,216,907	4,917,385

Operating expenses
Research and development	414,913	352,454	1,171,589	1,081,372
Sales and marketing	314,991	259,684	961,714	878,514
General and administrative	684,052	751,315	2,202,368	2,404,102
Depreciation and amortization	101,393	113,614	320,003	364,062
Total operating expenses	1,515,349	1,477,067	4,655,674	4,728,050

Operating (loss) income	(53,293)	19,559	(438,767)	189,335

Other income (expense)
Other income	1,044	1,671	2,174	15,903
Other expense	(7,206)	(6,724)	(12,920)	(24,665)
Unrealized (loss) gain on change in fair value of the derivative liabilities	(19,794)	548,420	(306,247)	509,621
Total other (expense) income	(25,956)	543,367	(316,993)	500,859

Net (loss) income	(79,249)	562,926	(755,760)	690,194

Preferred stock deemed dividend	-	-	1,806,919	-
Preferred stock dividends	42,000	12,000	95,333	36,989
Net (loss) income available to common stockholders	$(121,249)	$550,926	$(2,658,012)	$653,205

Weighted average basic shares outstanding	29,747,762	29,329,816	29,608,684	28,809,385
Weighted average diluted shares outstanding	29,747,762	35,524,658	29,608,684	33,471,117
Basic and diluted (loss) earnings per share	$0.00	$0.02	$(0.09)	$0.02

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(755,760)	$690,194
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	320,003	364,062
Gain on the disposal of assets	-	(12,500)
Stock-based compensation	465,888	670,449
Fair value adjustment of derivative liabilities	306,247	(509,621)
Changes in operating assets and liabilities
Accounts receivable	(293,167)	8,850
Prepaid expenses and other assets	(28,778)	(171,937)
Accounts payable and accrued expenses	(21,471)	(316,708)
Accrued payroll	(285,371)	(313,717)
Unearned revenue	(181,220)	427,595
Total adjustments	282,131	146,473
Net cash (used in) provided by operating activities	(473,629)	836,667

Cash flows from investing activities
Purchase of property and equipment	(123,157)	(378,473)
Acquisition of patents	(16,576)	(10,514)
Net cash used in investing activities	(139,733)	(388,987)

Cash flows from financing activities
Proceeds from the exercise of warrants	262,500	105,001
Proceeds from the exercise of stock options	20,200	92,383
Withholding taxes paid on cashless exercise of stock options	-	(11,722)
Proceeds from the issuance of Series C-1 preferred stock and warrant, net of issuance costs	2,666,485	-
Cash dividends on Series B preferred stock	(12,000)	(36,989)
Net cash provided by financing activities	2,937,185	148,673
Net increase in cash	2,323,823	596,353
Cash
Beginning of period	5,737,009	4,576,060
End of period	$8,060,832	$5,172,413

Supplemental disclosure of cash flow information
Non-cash financing activity:
Issuance of restricted awards in settlement of accrued liability for for board fees	$-	$30,250
Cashless exercise of stock options and warrants	$-	$772
Accrued dividends on Series B and C-1 preferred stock	$83,333	$-
Reclassification of derivative liabilities upon exercise of warrants to additional paid in capital	$-	$1,783,710
Reclassification of derivative liabilities to additional paid in capital in connection with the Series C-1 preferred stock issuance	$405,233	$-

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - Nature of Business and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

On August 29, 2012, the Company received a written notice from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market. In accordance with section 5810(c)(3)(A) of the Nasdaq Marketplace Rules, the Company has until February 25, 2013 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. The Company’s intention is to maintain its listing on Nasdaq and is currently assessing its options to regain compliance.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued and Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued accounting updates to Accounting Standards Codification 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates were effective March 1, 2012 and are to be applied prospectively. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

NOTE 3 - Stock-Based Compensation

For the three and nine months ended September 30, 2012 and 2011, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Cost of service revenues	$18,039	$14,446	$44,796	$38,465
Research and development	17,110	32,430	59,622	96,642
Sales and marketing	2,851	4,988	7,109	14,105
General and administrative	105,945	151,257	346,236	493,494
Total stock-based compensation	$143,945	$203,121	$457,763	$642,706

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. Through the second quarter of 2012, the Company had estimated its expected volatility from an index of historical stock prices of comparable entities whose share prices were publicly traded and averaged with the Company’s historical stock prices, excluding the first ten months due to the discreet and non-recurring nature of the trading. Beginning in the third quarter of 2012, the Company estimated its expected volatility using only its own historical stock prices, continuing to exclude the first ten months due to the discreet and non-recurring nature of the trading, as management determined this assumption to be a better indicator of value. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2012 and 2011 using the Black-Scholes option-pricing model:

	September 30,
	2012	2011
Risk free interest rate	1.1%	2.6%
Expected term (years)	6.3	6.2
Expected volatility	57.6%	55.1%
Expected dividend yield	-	-

A summary of the employee stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2012	5,768,690	$1.33
Granted	395,303	1.14
Exercised	(20,000)	1.01
Cancelled/Forfeited	(94,073)	1.52
Expired	(76,132)	1.90
Options outstanding at September 30, 2012	5,973,788	1.30	5.87
Options exercisable at September 30, 2012	4,207,391	1.32	4.96

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $245,754 and $745,908, respectively. There were 20,000 options exercised resulting in cash proceeds of $20,200 during the nine months ended September 30, 2012 and 76,986 options exercised resulting in cash proceeds of $92,383 during the nine months ended September 30, 2011.

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

The initial closing under the Purchase Agreement took place on April 3, 2012 at which the Company sold to GHI 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock for a purchase price of $3,000,000, net of issuance costs of approximately $334,000. The warrants contain a seven year term and become exercisable on September 30, 2012. The terms of the financing provide for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of its quantitative imaging center on or before April 3, 2013.

The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The Series C-1 holders elected to accrue the dividends making the dividends payable on the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 into common stock. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends, if full dividends are first paid or concurrently paid to the holders of the Series C-1 Preferred Stock. As of September 30, 2012, dividends payable to Series B and C-1 convertible preferred stockholders amounted to $24,000 and $59,333, respectively and are included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheet.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The issuance of the Series C-1 Preferred Stock triggered certain anti-dilution provisions of the Company’s warrants issued in 2007 in connection with the sale of our Series B Preferred Stock (the “Series B Warrants”). As a result, the exercise price of certain outstanding Series B Warrants was reduced from $1.3849 to $1.2043 per share and an additional 74,174 warrants were issued.

As part of the financing, the Company also agreed with certain holders of the majority of the outstanding Series B Warrants to amend and restate the terms of those warrants. As a result of the amended and restated terms, among other things, the anti-dilution adjustment provision, which required the Company to reduce the exercise price of the Series B Warrants if the Company had issued shares at a lower price, contained in the agreements was eliminated. As of September 30, 2012, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision.

Common Stock Warrant Exercise

During the nine months ended September 30, 2012, the Company issued 357,075 shares of common stock upon the exercise of a fixed-price warrant held by the University of Rochester at an exercise price of $0.74 per share, with the Company receiving aggregate proceeds of $262,500.

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

The Company incurred $8,125 and $27,743 in compensation expense in the first nine months of 2012 and 2011, respectively, related to the restricted stock awards for services by Board members for those respective periods. As of September 30, 2012, accrued expenses includes $74,799 of accrued stock awards representing 54,017 shares of common stock granted but not yet issued to directors for their services on the board. The Company did not issue any of its common stock in settlement of accrued stock awards during the nine months ended September 30, 2012.

NOTE 5 - Derivative Liabilities

Derivative liabilities resulting from certain warrants issued in connection with the Company’s Series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30, 2012	December 31, 2011
Series B warrants:
Risk-free interest rate	0.23%	0.33%
Expected volatility	72.05%	47.71%
Expected life (in years)	1.94	2.69
Expected dividend yield	-	-

Number of warrants	214,229	902,038

Fair value	$57,610	$156,596

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s policy for expected volatility is disclosed in Note 3 Stock-Based Compensation. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

The fair value of these warrant liabilities was $57,610 at September 30, 2012. The net change in fair value during 2012 is $98,986 of which $306,247 is reported in our condensed consolidated statement of operations as an unrealized loss on the change in fair value of the derivative liabilities and $405,233 is a reclassification of the fair value of the derivative liabilities to equity in connection with the Series C-1 Preferred Stock and Warrant financing. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2012:

		Fair Value Measurements at September 30, 2012
	Total Carrying Value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$57,610	$-	$-	$57,610

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, who reports to the Chief Financial Officer, determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Chief Financial Officer.

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2012, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$37,816	$864,797	$156,596	$2,609,708
Net unrealized loss (gain) on the derivative liabilities	19,794	(548,420)	306,247	(509,621)
Reclassification to equity	-	-	(405,233)	(1,783,710)
Ending balance	$57,610	$316,377	$57,610	$316,377

NOTE 6 – (Loss) Earnings Per Share

Basic earnings and loss per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share in those periods in which their effect would be antidilutive.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic (loss) earnings per share
Net (Loss) Income	$(79,249)	$562,926	$(755,760)	$690,194
Preferred stock deemed dividend	-	-	(1,806,919)	-
Preferred stock dividends	(42,000)	(12,000)	(95,333)	(36,989)
Net (loss) income available to common stockholders	$(121,249)	$550,926	$(2,658,012)	$653,205

Weighted average basic shares Outstanding	29,747,762	29,329,816	29,608,684	28,809,385

(Loss) Earnings per basic share:
Net (Loss) Income	$0.00	$0.02	$(0.03)	$0.02
Preferred stock deemed dividend	0.00	0.00	(0.06)	0.00
Preferred stock dividends	0.00	0.00	0.00	0.00
Net (loss) income available to common stockholders	$0.00	$0.02	$(0.09)	$0.02

Dilutive (loss) earnings per share
Net (Loss) Income	$(79,249)	$562,926	$(755,760)	$690,194
Preferred stock deemed dividend	-	-	(1,806,919)	-
Preferred stock dividends	(42,000)	-	(95,333)	-
Net (loss) income available to common stockholders	$(121,249)	$562,926	$(2,658,012)	$690,194

Weighted average basic shares Outstanding	29,747,762	29,329,816	29,608,684	28,809,385
Weighted average effect of dilutive securities:
Employee stock options	-	663,512	-	1,725,645
Convertible preferred stock	-	2,316,700	-	2,316,700
Warrants	-	214,630	-	619,387
Weighted average diluted shares outstanding	29,747,762	32,524,658	29,608,684	33,471,117

(Loss) Earnings per diluted share:
Net (Loss) Income	$0.00	$0.02	$(0.03)	$0.02
Preferred stock deemed dividend	0.00	0.00	(0.06)	0.00
Preferred stock dividends	0.00	0.00	0.00	0.00
Net (loss) income available to common stockholders	$0.00	$0.02	$(0.09)	$0.02

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Preferred Stock	4,807,773	-	4,807,773	-
Stock options	5,979,796	2,400,552	5,979,796	1,283,726
Warrants	2,425,341	582,424	2,425,341	87,813

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of September 30, 2012 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of September 30, 2012, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top two customers accounted for approximately 45% and 10% of total revenue for the nine months ended September 30, 2012. One customer accounted for 59% of total revenue for the nine months ended September 30, 2011.

The Company’s top two customers accounted for approximately 40% and 11% of total revenue for the three months ended September 30, 2012. One customer accounted for 58% of total revenue for the three months ended September 30, 2011.

Two customers accounted for approximately 43% and 11% of accounts receivable as of September 30, 2012 as compared to the largest customer accounting for 66% of accounts receivable as of September 30, 2011.

NOTE 9 – Commitments and Contingencies

In June 2012, the Company renewed its lease for approximately 19,500 square feet of office space at the corporate headquarters in Rochester, New York. The lease term is for five years with a lease commencement date of July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 10 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (a wholly-owned subsidiary of Merck & Co, Inc. (“Merck”)) 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock. Revenues generated from Merck were $1,208,761 and $558,148 for the nine months ended September 30, 2012 and 2011, respectively and $382,913 and $202,171 for the three months ended September 30, 2012 and 2011, respectively. The accounts receivable balance due from Merck was $333,551 and $186,550 as of September 30, 2012 and December 31, 2011, respectively.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

VirtualScopics, Inc. is a leading provider of imaging solutions to accelerate drug and medical device development. We have developed a robust software platform for analysis and modeling of both structural and functional medical images. In combination with our industry-leading experience and expertise in advanced imaging biomarker measurement, this platform provides a uniquely clear window into the biological activity of drugs and devices in clinical trial patients, allowing pharmaceutical, biotechnology and medical device companies to make better decisions faster. Additionally, our technology is believed to help curtail trials that are not likely to be beneficial and to avoid mistaken termination of compounds that are likely to prove efficacious, as well as allow our customers to expedite compounds that are demonstrating response. This is done through:

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

Revenues since inception have been derived primarily from image analysis services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and musculoskeletal diseases. We have also derived a portion of revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. Revenues are recognized as the services are performed and as images are analyzed.

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

We have also begun pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in assisting patients and oncologists in determining whether an anti-angiogenic therapy is having the desired effect. We believe this application will assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510(k) clearance from the FDA for our application to be used as a tool to analyze Dynamic Contrast-Enhanced Magnetic Resonance Images (DCE-MRI). On April 3, 2012, we entered into an agreement with Merck Global Health Innovation Fund, LLC, or GHI, for equity financing of up to $6,000,000. The transaction is part of an investment by GHI to provide funding for our efforts to expand our quantitative imaging technology into the personalized medicine market. We completed the first closing on April 3, 2012 for financing of $3,000,000 less issuance costs of approximately $334,000. We plan to use the proceeds from the financing from GHI to develop this personalized medicine initiative and establish our IT and software platform to create a quantitative imaging center. We also plan to use the proceeds to further validate our blood perfusion module, which is our first personalized medicine application. We will continue to assess the best mechanism for channeling our quantitative imaging software applications into the market; however, there can be no assurance that approval will be granted or we will experience significant demand for our services.

Results of Operations

Results of Operations for Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Revenues

We had revenues of $3,328,000 for the quarter ended September 30, 2012 compared to $3,269,000 for the comparable period in 2011, representing a $59,000, or 2% increase. The slight increase was related to higher image analysis services in 2012 compared to 2011. In July of this year we hired two individuals to augment our sales efforts in Europe and the US West Coast. We believe these individuals will help enable us to better attack the market and provide us greater visibility in those regions. In addition to hiring sales representatives, we have reorganized our sales function which will allow our sales personnel more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we have seen an increasing number of requests for proposals throughout 2012, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we have experienced in 2011 and 2012, however, we anticipate that the slowdown in project awards that we’ve been experiencing will continue to have an impact on our revenue growth for the remainder of 2012.

During the third quarter of 2012, we performed work on 93 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 103 projects during the same period in 2011. During the third quarter of 2012, 72% of our business was in oncology services and 18% in musculoskeletal, the remaining 10% was in other therapeutic areas. This compares to 73%, 23% and 4%, respectively, in 2011. During the third quarter of 2012, 75% of the revenues were derived from Phase II and III studies compared to 71% during the comparable period in 2011. The gross margin we are able to realize on our revenues is impacted by the nature of the service mix during the reported quarter, as well as the therapeutic area and phase of study. Incoming image processing and image analysis activities tend to produce higher margins, while we are experiencing lower margins within our project management and site initiation activities. Therefore, our margins may vary from quarter to quarter depending on the mix of services.

Gross Profit

We had a gross profit of $1,462,000 for the third quarter of 2012 compared to $1,497,000 for the comparable period in 2011, representing a $35,000, or 2%, decline. Our gross profit margin was 44% during the quarter ended September 30, 2012 compared to 46% during the third quarter of 2011. Excluding reimbursed charges, which yield no margin, our gross margin was 47% for the third quarter of 2012 compared to 49% in the third quarter of 2011. Our margins declined year over year due to the 30% increase in our staff throughout 2011 within our operations group in order to better support the mix of projects we are experiencing.

Research and Development

Research and development costs increased in the quarter ended September 30, 2012 by $62,000, or 18%, to $415,000, when compared to the quarter ended September 30, 2011. The increase resulted from the hiring within our software development group in late 2011 and our work to support our personalized medicine applications including our 510k filing with the FDA. We now have three dedicated software developers working on our personalized medicine platform. Our other research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We believe the investments in personnel we made within our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs increased in the quarter ended September 30, 2012 by $55,000, or 21%, to 315,000 when compared to the quarter ended September 30, 2011. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories during the third quarter of 2012. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2012 were $684,000, a decrease of $67,000 or 9%, when compared to the quarter ended September 30, 2011. The decrease was mainly attributed to lower stock compensation charges and reductions in IT expenses during the third quarter of 2012 as compared to the same period in 2011. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $101,000 for the quarter ended September 30, 2012 compared to $114,000 during the quarter ended September 30, 2011. The reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester during the quarter ended September 30, 2011. Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system.

Other (Expense) Income

Other expense for the quarter ended September 30, 2012 was $26,000 compared to other income of $543,000 for the quarter ended September 30, 2011. During the third quarter of 2012, we recognized a marked to market loss of $20,000, relating to the increase in fair value of warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 4) compared to a non-cash marked to market gain of $548,000 for the quarter ended September 30, 2011. The aggregate decrease of $569,000 when compared to the third quarter of 2011 is attributable to the lower average price of our common stock during the third quarter of 2012 compared to the third quarter of 2011 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing. As of September 30, 2012, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision as compared to the 902,038 at September 30, 2011.

Net (Loss) Income

Net loss for the quarter ended September 30, 2012 was $79,000 compared to net income of $563,000 for the quarter ended September 30, 2011. The decrease in our net income was primarily related to the non-cash loss recognized for the marked to market adjustment for certain warrants outstanding during the third quarter of 2012 as compared to the gain recognized in the third quarter of 2011.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Our revenues for the nine months ended September 30, 2012 were $10,366,000, a decrease of $414,000 or 4% over the first nine months of 2011. The decrease was related to a reduced level of new project awards in 2011 and 2012 due to general market conditions and delays in study initiations and recruitment within existing studies. In July of this year we hired two individuals to augment our sales efforts in Europe and the US West Coast. We believe these individuals will help enable us to better attack the market and provide us greater visibility in those regions. In addition to hiring sales representatives, we have reorganized our sales function which will allow our sales personnel more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we have seen an increasing number of requests for proposals throughout 2012, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we have experienced in 2011 and 2012, however, we anticipate that the slowdown in project awards that we’ve been experiencing will continue to have an impact on our revenue growth for the remainder of 2012.

We performed services for a total of 114 projects in the first nine months of 2012, as compared to 127 in the first nine months of 2011. During the first nine months of 2012, 75% of our revenues were generated from Phase II/III projects compared to 75% during the first nine months of 2011. We expect that a majority of our revenues from pharmaceutical and medical device clinical trials will be derived from Phase II and III studies throughout the remainder of 2012.

Gross Profit

We had a gross profit of $4,217,000 for the nine months ended September 30, 2012 compared to $4,917,000 for the comparable period in 2011, representing a $700,000, or 14%, decline. Our gross margin for the nine months ended September 30, 2012 was 41% compared to 46% for the first nine months of 2011. Our gross margin fluctuations are largely a result of the mix of services performed during a given period and the decrease in revenues. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects. Also impacting our 2012 margins is the increase in the amount of staff we employ in our operations group by 30% in order to better support the mix of projects we are experiencing.

Research and Development

Total research and development expenditures were $1,172,000 in the first nine months of 2012 compared to $1,081,000 for the comparable period in 2011, an increase of 8%. The increase was due to consultant and professional fees related to the continued development of the personalized medicine applications. Our other research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers and the demand in the market.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2012 were $962,000 compared to $879,000 for the first nine months of 2011, an increase of 9%. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories during the third quarter of 2012. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals and occasional consulting and other costs associated with market research activities. During the third quarter of 2012, we have hired two seasoned sales individuals to cover the European and West Coast US territories. Currently, there are 6 individuals within our sales and marketing department.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2012 were $2,202,000, a decrease of $202,000 or 8%, over the first nine months of 2011. The decrease is largely driven by a reduction in non-cash stock compensation costs and general cost controls during the first nine months of 2012. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $320,000 for the nine months ended September 30, 2012 compared to $364,000 during the first nine months of September 30, 2011. The slight reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester. Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of the financial and accounting component of an ERP system.

Other (Expense) Income

Other expense for the nine months ended September 30, 2012 was $317,000 compared to other income of $501,000 in the same period in 2011. The increase in other expense was a reflection of the recognition of a marked to market loss of $306,000 related to the increase in fair value of certain warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 4). During the first nine months of 2011, we recognized an unrealized gain of $510,000 due to the decrease in fair value of those warrants. The aggregate decrease of $818,000 when compared to the first nine months of 2011 is attributable to the higher average price of our common stock during the first nine months of 2012 compared to the first nine months of 2011 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing. As of September 30, 2012, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision as compared to the 902,038 at September 30, 2011.

Net (Loss) Income

Our net loss for the nine months ended September 30, 2012 was $756,000 compared to a net income of $690,000 for the same period in 2011. The decrease in our net income was primarily related to the non-cash loss recognized for the marked to market adjustment for certain warrants outstanding during the first nine months of 2012 as compared to the gain recognized in 2011 and the decrease in revenues and gross profit in 2012.

Liquidity and Capital Resources

Our working capital as of September 30, 2012 was approximately $9,511,000 compared to $6,353,000 as of December 31, 2011. The increase in working capital was primarily a result of the financing agreement with GHI that resulted in the receipt of net proceeds of approximately $2,700,000.

Net cash used in operating activities totaled $474,000 in the nine months ended September 30, 2012 compared to net cash provided by operating activities of $837,000 in the comparable 2011 period. The decrease is mostly due to the increase in the net loss for the nine months ended September 30, 2012 compared to the prior period as well as the timing of advance payments on new projects and receipts from customers in the first nine months of 2012 as compared to the first nine months of last year. Our days sales outstanding increased to 68 in the nine months ending September 30, 2012 as compared to 66 at December 31, 2011 due to increasingly longer payment terms required by our larger customers. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $140,000 in the purchase of equipment and the acquisition of patents in the first nine months of 2012, compared to $389,000 for the investment in these items in the first nine months of 2011. The decrease reflects investments in our IT and IS infrastructure in the first nine months of 2011 for the acquisition of a new IT storage system that did not reoccur in 2012.

Cash provided by our financing activities in the nine months ended September 30, 2012 was $2,937,000 compared to cash provided of $149,000 in the nine months ended September 30, 2011. The increase is a result of proceeds from the exercise of options and warrants during the first nine months of 2012, and the closing of the financing agreement with Merck GHI.

We currently expect that existing cash will be sufficient to fund operations for the next 12 months. If in the next 12 months our plans or assumptions change or prove to be inaccurate, or if we are unable to meet the milestones for the second closing of the investment by GHI, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Dated: November 14, 2012	VIRTUALSCOPICS, INC.

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

