Form 10-K
period 2012-12-31
VirtualScopics, Inc.
filed 2013-03-27
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2012 was approximately $18,720,109 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, series B preferred stock or series C preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of February 28, 2013, there were outstanding 29,799,523 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2012 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2013, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

ITEM 1: Business

We are a provider of quantitative imaging solutions currently serving the pharmaceutical, biotechnology and medical device industries. We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical and medical device research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer and other debilitating diseases.

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

We have also begun pursuing the expansion of the use of our quantitative imaging into new markets. Our first of these applications, which we believe has significant benefits to society, is our blood flow and vascular permeability software tool which could provide patients and oncologists information to assist in the determination whether an anti-angiogenic therapy is having the desired effect. We believe this application will better assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have filed a 510k with the FDA and have exchanged several communications with the FDA on our application. On March 1, 2013 we received confirmation from the FDA that they have received our latest filing and we are awaiting their comments. In the meantime, we are working with consultants to determine the best approach relative to validation and commercialization strategies which includes the marketing and distribution of our first quantitative imaging application outside the drug development market we currently serve. We will continue to assess the best mechanism for channeling our application into the market as well as the process for obtaining reimbursement from payers. Any additional capital requirements necessary to successfully commercialize our first application will depend on feedback from the FDA as well as the insurance providers (payers) who would be providing the reimbursement for the procedure and its analysis. There can be no assurance that approval will be granted or we will experience significant demand for our application, or that we will have sufficient capital available to successfully commercialize this application.

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

We believe we are the first company able to provide blood flow and volume measurements for cancer diagnosis and monitoring in a standardized and consistent way across multiple institutions (Jerry M. Collins, “Imaging and Other Biomarkers in Early Clinical Studies: One Step at a Time or Re-Engineering Drug Development?,” Journal of Clinical Oncology, vol. 20, August 20, 2005). These quantitative measurements are vital for assessing patient response to next-generation anti-angiogenic cancer drugs.

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

Many neurological conditions can be detected and evaluated with quantitative measures of structures in MRI studies. While automated measurement tracks lesions in MS clinical trials, it also provides a critical tool in measuring hippocampal volume for diagnosing and monitoring both intractable temporal lobe epilepsy and Alzheimer’s disease. Validation studies prove that our automated approach provides greater speed, precision and accuracy in clinical trials than manual methods do. In MS clinical trials, we provide an FDA-approved metric for quickly determining drug efficacy of MS compounds. A VirtualScopics validation study compared manual tracing using two VirtualScopics software algorithms for automated measurement: geometrically constrained region growth (GEORG) and directed clustering. Our Core Lab utilizes both algorithms to achieve an optimal system for quantification of MS lesions in multi-spectral MRI studies. In the MS validation study, mean processing time was 60 minutes for manual tracing, 10 minutes for GEORG, and 3 minutes for directed clustering. Intra- and inter-operator coefficients of variation were 5.1% and 16.5% for manual tracing, 1.4% and 2.3% for region growth and 1.5% and 5.2% for directed clustering. The study also compared our automated measurement and manual tracing from an expert radiologist against a phantom data set, obtained from the McConnell Brain Imaging Center. In all data sets, automated algorithms performed significantly better than manual tracing. Our automated measurements also proved more repeatable than manual methods, an important feature in multi-center clinical trials.

Sales and Marketing

Our sales and business development strategy is centered around the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical, medical device, and biotechnology companies. To date, we have made significant inroads by having contracts with 10 of the 15 leading pharmaceutical, biotechnology and medical device companies. During 2012, we performed services for 123 projects representing 31 customers. We continue to grow our business by leveraging relationships with our current customers and through referrals. As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organization. Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Complementing our sales and marketing effort is our strategic alliance with PPD, Inc., signed in October 2010 and expanded to include multiple therapeutic areas in January 2012. The alliance affords us the opportunity to penetrate an expanded customer base through a combined solution to the market. We are working closely to develop the best in kind solution combining core Clinical Resource Organization, or CRO, services with our imaging platform. The alliance also provides for our earlier engagement with potential customers because PPD tends to be engaged earlier in the supplier selection process of the drug development cycle. As of the date of this report we had 10 active projects under the PPD alliance.

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

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

Industry Overview

The global pharmaceutical market grew at an expected rate of 1.5% in 2012 with the industry forecasted to generate around $970 billion in revenues with an expected expansion to $1 trillion in 2013. Although impacted by the economic downturn in 2009, the industry is insulated to a greater extent than other industries where consumer spending is far more discretionary. Other factors such as patent expirations, the introduction of cheaper generics, a slowdown in innovative product launches, and hurdles imposed by payers on market access and acceptance have contributed to slowing sales growth in 2012. While the pharmaceutical market is expected to rebound as the global economy recovers, an unprecedented level of potential patent expirations in 2011 and 2012 will curb sales growth. In spite of these pressures, the demand for medicines and treatments is expected to rise due to 1) an aging world population with an increased need for medical care, 2) unhealthy lifestyles leading to increased frequency of chronic diseases, 3) high economic growth in emerging markets leading to an increased demand for better quality healthcare and 4) scientific advances that create the foundation for innovative treatments for previously untreatable diseases.

The global compound annual growth rate (CAGR) for pharmaceutical market growth is forecasted to be 3-6 percent through 2016. The U.S. Pharmaceutical market was expected to expand by 1-4 percent through 2016. Emerging markets on the other hand were expected to grow collectively at a 12-15 percent rate through 2016 to $150-165 billion. Meanwhile, the five major European markets of Germany, France, Italy, Spain and the UK, along with Canada, will only grow at a -1-2% pace.1 Approximately 32 - 37 new molecular entities (NMEs) are expected to be launched annually over the next five years through 2016 with the FDA approving 39 NMEs in 2012.2

As the growth rate in the demand for prescription drugs decreases, it is getting harder for pharmaceutical companies to maintain the same levels of R&D spending as in the past. Additionally, the cost and complexity of developing new drugs, in part due to the increased scrutiny over product safety and the pressure to demonstrate health outcomes earlier, has increased substantially relative to its eventual potential value. It has been estimated that the average cost to yield a single FDA approved drug is approximately $1.2 billion and the entire research and development and FDA approval process time is between 10 and 15 years. Additionally, for every 5,000 -10,000 compounds that enter at the discovery stage, only one goes on to reach the market. The table below illustrates the complete R&D process from pre discovery to market.

1 IMS Institute for Healthcare Informatics – The Global Use of Medicines: Outlook Through 2016

2 Food and Drug Administration – 2012 Novel New Drugs Summary

Drug Development Process

Typically, most functions of the drug and medical device R&D process are managed by CROs. Rising costs and falling productivity, among other trends are driving pharmaceutical companies to outsource an increasing range of functions to CROs in search of time and cost savings. This produced strong double-digit growth in the CRO sector between 2003 and 2008. The total CRO market size is estimated to have reached $36.6bn in 2011 with a projected CAGR of 10% over the next five years. The market is highly fragmented and the number of CROs worldwide has reached over 1,100 despite continued consolidation. The leading CRO’s by amount of estimated market share are Quintiles (13%), Covance (9%) and PPD (6%)

Although the FDA has reduced the average approval time for new drugs, clinical development time has been increasing over the years, resulting in total development time being fairly flat in recent years. Growing complexities in protocol design leading to longer clinical development times has been the major contributor to the rising costs that sponsors are facing. The table below illustrates the increasing trend in R&D costs over the years, while the number of new drug approvals continues to stagnate.

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

With the U.S administration implementing health care reform, increased regulatory oversight and pressure on drug companies to reduce prices, there is a need for R&D to become more efficient and reduce costs to prevent an innovation slowdown in the industry. Many leading pharmaceutical companies have restructured their R&D processes by establishing centers of R&D excellence and disease focused centers although historical commercial success rate for new drugs is low, with only 2 out of 10 drugs matching or exceeding average R&D costs.

Because of these factors, we believe our quantitative imaging analyses offer a solution to these issues within drug development by providing more precise and reliable information in the assessment of compounds being developed. We believe our increased precision and reproducibility enable our customers to make more confident decisions on the efficacy of their compounds.

3 PhRMA – 2012 Profile Pharmaceutical Industry

Quantitative Image Analysis Services

We have conducted research to determine the current size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries. Based on our research and discussion within the imaging CRO and medical device and drug development industries, we have found that the market is fragmented, with approximately $400 million in total annual revenues projected for 2013.

Prior to 2011, the industry underwent a growth phase as the use of imaging end-points is becoming more prevalent within the FDA. In 2012, we estimate that the market size was consistent with 2011 as companies experienced reductions in R&D spending and continued consolidation within the pharmaceutical industry. We currently estimate the annual growth rate for the market at 0% to 10% for the next five years. Our estimates are based on the amount of trials currently conducted within therapeutic areas that we work in. We also have performed a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are experiencing flat to modest growth relative to their revenues derived by imaging services. Specifically, BioClinica, Perceptive (division of Parexel), Synarc, Corelab Partners and ICON.

Intellectual Property

We consider our proprietary and patented technology and the technology for which we have applied for patent protection to be of importance to our business plan. We hold eleven patents issued by the United States Patent and Trademark Office. These patents begin to expire in November 2020 through 2028. We have also applied for a number of other patents, both domestically and in foreign jurisdictions. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws. Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

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

Research and Development Costs

We incurred $1,603,177 and $1,450,608 in research and development costs for the years ended December 31, 2012 and 2011, respectively.

Customers

One customer accounted for 45% of our revenue during the year ended December 31, 2012 and this same customer accounted for 55% of our revenue during the year ended December 31, 2011. The following table sets forth information as to revenue and percentage of revenue for these years for our three largest customers in 2012 and corresponding revenues for 2011:

	For the Years Ended December 31,
Customer	2012		2011

Novartis	$5,773,140	(45)%	$7,897,108	(55)%
Eisai	$1,176,487	(9)%	$588,529	(4)%
Merck	$1,127,330	(9)%	$484,544	(3)%

Employees

As of December 31, 2012, we had 96 employees and eight contract radiologists. Of our employees, 91 are full-time.

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

Since its inception there have been periods where VirtualScopics incurred losses from operating activities. As we work to grow our business, we may face risks and difficulties in our business including uncertainties of further market penetration, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

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

While we continue to serve a broad range of customers, we’ve experienced strong demand from one of our customers, and our dependence on that customer to sustain our continued growth has increased. In 2012 and 2011, this customer accounted for 45% and 55% of our revenue, respectively. We continue to see demand from other customers, however, not to the same significant pace. We continue to invest on our sales and marketing efforts to further diversify our customers and more broadly penetrate the market, in order to minimize reliance on any one customer. As with all of our contracts, this customer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by the customer to cancel all of its studies with us could have an adverse impact on the growth of our business.

Consolidation within the pharmaceutical industry and changes within healthcare regulation may have an adverse impact on our business.

Over the past few years, there have been several mergers and acquisitions among pharmaceutical and biotechnology companies. Historically, these transactions have positively impacted our business due to the ability to use our strong relationships within one of the merged entities to better penetrate the combined entity, however, there can be no assurance that consolidation within the industry will continue to be beneficial to us. Additionally, with the recent political landscape and changes within the healthcare industry, there may be an adverse impact on our business if the cost of imaging significantly increases or no longer becomes standard of care for patients. Although, we don’t believe imaging will decline in its level of use, if it does we may need to reduce prices or invest in research to advance the education and science of medical imaging.

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

We intend to continue to use our cash on hand to broaden our market penetration of our services within the industry and pursue the application of one of our technologies in the personalized medicine market. If our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of our cash to fund general operating expenses and/or reduce costs within the organization. This will depend on a number of factors, including, but not limited to:

•	the lack of significant cancellations of customer contracts
•	the further market penetration of our products and services; and
•	our ability to manage and sustain the growth of our business; and
•	costs associated with successfully launching personalized medicine applications.

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

Our common stock has traded at prices below $1.00 and we may not be able to maintain our NASDAQ listing.

As of the date of this report, and as previously disclosed in reports filed with the SEC, the Company is out of compliance with section 5550(a)(2) of the Nasdaq Marketplace Rules, the minimum bid price requirements. Nasdaq has extended the compliance period due to general market conditions and the Company now has until August 26, 2013 to regain compliance by maintaining a bid price of our common stock of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. There can be no assurance that we will be able to do so, or, maintain compliance with this or other listing requirements. The Company intends to take steps necessary to maintain its Nasdaq listing. However, if our common stock is delisted from Nasdaq, trading in our common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in our common stock easily and quickly at a price acceptable to the shareholder. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all.

A significant number of the shares of our common stock are eligible for sale, and their sale could negatively affect the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales, could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2012, we had 29,799,523 shares of common stock outstanding. These shares are eligible for resale in the public market either immediately or subject to applicable limitations of Rule 144. In addition to these outstanding shares of common stock, we also have shares to be issued upon the conversion or exercise of outstanding options, warrants and convertible securities. The series B convertible preferred stock and the warrants to purchase common stock issued in our 2007 private placement are convertible into 1,474,427 shares of our common stock and registered for resale under a registration statement on Form S-3. The 1,818,485 shares of our common stock issuable upon conversion of our series A convertible preferred stock and warrants sold in our November 2005 private placement are eligible for resale under Rule 144. We have filed registration statements on Form S-8 to register the sale of up to 6,900,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan. Additionally, outstanding warrants issued prior to 2005 and options under our 2001 and 2005 long-term incentive plans are convertible into 45,493 shares and 588,082 shares of our common stock, respectively, and will be available for resale following cash exercise after the applicable holding period under Rule 144, or immediately following a net exercise of those securities. Sales of our common stock in the public market may have an adverse effect on the market for the shares of our common stock.

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

ITEM 2: Properties

In July, 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. The base annual rent under the lease is $360,000, and increases three percent (3%) a year. During the first twenty months of the lease, the rent was paid in two portions: a cash portion of $156,000 annually, paid in equal monthly installments, increasing three percent (3%) annually; and, a stock portion of $204,000 annually, paid in equal monthly installments, increasing three percent (3%) annually. The stock portion was payable in shares of our common stock. In February 2009, the Landlord exercised their option to receive their remaining rental payments in all cash. In June 2012, the Company renewed its lease with a lease term for five years with a lease commencement date of July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

ITEM 3: Legal Proceedings

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.” The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2011 through December 31, 2012. These prices do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2011

	HIGH	LOW

First Quarter	$2.89	$1.58
Second Quarter	2.20	1.66
Third Quarter	1.89	1.00
Fourth Quarter	1.16	0.82

Fiscal Year Ended December 31, 2012

	HIGH	LOW

First Quarter	$1.61	$0.87
Second Quarter	1.56	0.81
Third Quarter	1.08	0.83
Fourth Quarter	0.91	0.57

As of February 28, 2013, we had approximately 76 registered holders of record of shares of our common stock.

Dividend Policy

We have never declared a cash dividend on our common stock. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our Series B Preferred Stock and Series C-1 Preferred Stock limit our ability to pay dividends to the holders of our common stock. Thereafter, dividends may be paid on our common stock only if and when declared by our board of directors and paid on an as-converted basis to the holders of our Series A, Series B, and Series C-1 convertible preferred stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,748,529	(1)	$1.24	1,084,930
Equity compensation plans not approved by security holders	350,000	(2)	$2.50	-
Total	6,098,529		$1.31	1,084,930

(1)       This amount includes shares under the plans of VirtualScopics, LLC, in addition to 45,493 shares of our common stock to holders of warrants granted by VirtualScopics, LLC, in exchange for consideration in the form of goods and services. Also we agreed to issue 5,630,444 shares of common stock collectively, under our 2001, 2005 and 2006 Long Term Incentive Plans. Also included are 67,530 shares of common stock underlying warrants we issued to the placement agent in connection with our September 2007 private placement, which was approved by stockholders in November 2007 and an additional, 5,062 warrants issued to the placement agent as a result of the Series C-1 financing which triggered certain anti-dilution provisions of the Company’s Series B warrants

(2)       In November 2005, our Board of Directors granted to our Chairman and former CEO, Robert Klimasewski, an option to purchase 350,000 shares of our common stock at $2.50 per share.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2012.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Since inception, revenues have been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and osteoarthritis. We have also derived a small portion of revenue from consulting services, and pharmaceutical drug trials in the neurology and cardiovascular areas. We expect that the concentration of our revenue will continue in these services and in those areas in 2013. Revenues are recognized as the medical images that we process are quantified and delivered to our customers and/or the services are performed. Beginning in 2011, we began to pursue the personalized medicine market, however, we do not anticipate significant revenues from this market opportunity in 2013 as we are in the early stages of commercialization including our strategy relative to regulatory approval and validation of our software.

As of December 31, 2012, the amount remaining to be earned from active projects and awards was approximately $22 million. The reduction in backlog when compared to prior year is due to the generation of revenue from the backlog, softness in new project awards in 2012 and the ordinary close out of projects with balances remaining. Once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training. Additionally, the majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Results of Operations

Results of Operations for Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

We had revenues of $12,963,000 for the year ended December 31, 2012 compared to $14,282,000 for the year ended December 31, 2011, representing a 9% decrease. The decrease in revenues is related to a slowdown in the amount of new projects awarded in 2012 and delays in decisions being made by new and reoccurring customers on outstanding proposals as well as delays in the initiation of previously awarded and contracted projects. In July of 2012 we hired two individuals to augment our sales efforts in Europe and the US West Coast, two areas which we believed had been underserviced in the past. We believe these individuals will help enable us to better attack the market and provide us greater visibility in those regions. In addition to hiring sales representatives, we have reorganized our sales function which will allow our sales personnel more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we did see an increased number of requests for proposals in 2012, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we have experienced in 2011 and 2012. As of December 31, 2012, we had active projects with 10 of the leading 15 pharmaceutical and biotechnology companies in the world.

Gross Profit

We had a gross profit of $5,251,000 for the year ended December 31, 2012 compared to $6,274,000 for the comparable period in 2011. The gross margin for the year ended December 31, 2012 was 41% compared to 44% for the year ended December 31, 2011. Our margins declined year over year primarily as a result of the decrease in revenues encountered during 2012 as discussed above. During 2012, we performed work for 31 customers, representing 123 different projects, in connection with their pharmaceutical drug trials primarily in the fields of oncology and musculoskeletal diseases (osteoarthritis and rheumatoid arthritis) along with various other projects. This compares to 36 customers representing 133 projects in 2011.

In 2012, 48% of our revenues were generated from Phase III studies compared to 51% in 2011. Additionally, for the year ended December 31, 2012, oncology, musculoskeletal and other projects represented 69%, 21%, and 10%, respectively, of our revenues. This compares to 77%, 18%, and 5%, respectively, for 2011.

Research and Development

Research and development costs increased in 2012 by $153,000, or 11%, to $1,603,000, when compared to 2011. The increase was due to hiring within our software development group and consultant and professional fees in support of our personalized medicine initiative, along with our efforts to secure our first 510k with the FDA. Our research and development efforts within our core business center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes and improve our gross margin. Additionally, we continue to invest in the commercialization of new imaging techniques across various imaging modalities and therapeutic areas. As of December 31, 2012 and 2011, there were 14 and 12 employees in our research and development group, respectively, which includes the algorithm and software development groups.

Sales and Marketing

Sales and marketing costs increased in 2012 by $292,000, or 26%, to $1,411,000, when compared to 2011. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories in the third quarter of 2012. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals. During 2012, we made further investments in driving awareness of our strategic alliance with PPD and the benefits it provides the pharmaceutical and medical device industries. The PPD alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies. As December 31, 2012 and 2011, there were 7 and 4 individuals in our sales and marketing department, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2012 were $3,060,000, representing a decrease of $118,000 or 4%, when compared to 2011. The decrease was driven by a reduction in non-cash stock compensation costs and general cost controls within our core business offset by hiring within our quality control group and consultant fees in support of our personalized medicine initiative. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges decreased for the year ended December 31, 2012 by $58,000 or 12%, to $421,000, when compared to 2011. The reduction is due to the complete amortization of our right to use an MRI unit at the University of Rochester (a related party) during 2011. Offsetting this reduction was higher depreciation charges related to recent capital purchases, including the purchase and installation cost of an ERP system in 2011. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. We continue to invest in our patent portfolio, however, we do not anticipate significant expenditures are necessary to support our current business and future strategies. Our IT systems are the basis of our operating platform, therefore, we will continue to invest in our IT infrastructure to ensure we have a robust and reliable operating system.

Other income(expense), net

Interest income for the year ended December 31, 2012 was $3,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $18,000 in 2011. The decrease in interest income was due to lower interest rates earned on the account balances in 2012. Other expense for the years ended December 31, 2012 and 2011 remained relatively consistent, decreasing to $24,000 from $32,000. Additionally, we recognized an unrealized loss of $265,000 related to the fair value of certain warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5). During 2011, we recognized an unrealized gain of $669,000 related to the fair value of those warrants. The aggregate decrease of $934,000 when compared to 2011 is attributable to the higher average price of our common stock prior to closing the Series C-1 financing in April 2012 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing. As of December 31, 2012, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision as compared to the 902,038 at December 31, 2011.

Net Income (Loss)

Our net loss for the year ended December 31, 2012 was $1,529,000 compared to a net income of $703,000 for the year ended December 31, 2011. The decrease in our net income over the prior period was attributable to lower revenues and gross profit in addition to the non-cash unrealized loss on the change in fair value of derivative liabilities, as discussed above.

Liquidity and Capital Resources

Our working capital as of December 31, 2012 and 2011 was approximately $8,972,000 and $6,353,000, respectively. The increase in working capital was primarily a result of the financing agreement we entered into during 2012 with Merck GHI that resulted in the receipt of net proceeds of approximately $2,700,000. Additionally, there was cash provided by operating activities of $43,000 in 2012 as compared to $1,443,000 in 2011 due to the timing differences of non-cash expenses and the receipt of accounts receivables during the years.

We invested $194,000 in the purchase of equipment and the acquisition of patents in 2012, compared to $419,000 for the investment in these items in 2011. The decrease represents prior year investments in our IT and IS infrastructure and the costs associated with the acquisition of a new IT storage system to support our services that did not reoccur in 2012. We anticipate that our IT related costs will increase in 2013 as we continue to invest in our operating system and infrastructure in connection with our personalized medicine initiative and support of our core business. During 2012 we incurred $23,000 in patent costs associated with filing costs for intellectual property, as compared to $7,000 in 2011. The increase is due to the timing of office actions within our existing patent filings.

Net cash provided in financing activities was $2,937,000 and $137,000 in 2012 and 2011, respectively. The increase is a result of proceeds received from the exercise of options and warrants and the closing of the financing with Merck GHI during 2012. The terms of the Merck GHI financing provide for a second closing of series C-2 preferred stock, if, among other things, we meet certain milestones toward the development of a quantitative imaging center on or before April 3, 2013. We do not expect that this second closing will occur, however, we intend to continue to pursue our efforts in support of obtaining FDA acceptance.

We currently expect that existing cash will be sufficient to fund our existing operations for the next 12 months and foreseeable future. Although we believe we have sufficient capital to continue our efforts to commercialize our personalized medicine solutions in the short term, our capital requirements will depend on the feedback we receive from the FDA and insurance providers (payers). As a result, there can be no assurance that we will have sufficient capital available to successfully commercialize our personalized medicine applications. If in the future our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and our rate of expansion.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases (as described in “Contractual Obligations” below) that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 which we expect to have an effect on our liquidity and cash flow in future periods. (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
		Less than
	Total	1 Year	1-5 Years

Operating Leases	$1,455,206	$313,471	$1,141,735

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

On December 28, 2012, the Company entered into amendments to the Employment Agreements with Chief Executive Officer, Jeffrey Markin, and Chief Business and Financial Officer, Molly Henderson.  The amendments, among other things, are intended to make sure that certain payments on termination to which Mr. Markin or Ms. Henderson have not yet vested are made with a six month delay, where required under Section 409A of the Internal Revenue Code for “specified employees” and to otherwise comply with Section 409A.  The Amendments did not increase any amounts to which either Mr. Markin or Ms. Henderson are entitled but did adjust the timing of certain payments depending on whether or not Mr. Markin or Ms. Henderson are “specified employees” at termination.

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

March 27, 2013	VirtualScopics, Inc. (Registrant)
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

DATE	SIGNATURE	TITLE

March 27, 2013	/s/ Jeffrey Markin	President and Chief Executive Officer
	(Jeffrey Markin)	(Principal Executive Officer)

March 27, 2013	/s/ Molly Henderson	Chief Business and Financial Officer and
	(Molly Henderson)	Sr. Vice President
(Principal Financial and Accounting Officer)

March 27, 2013	/s/ Robert Klimasewski	Chairman of the Board of Directors
(Robert Klimasewski)

March 27, 2013	/s/ Norman Mintz	Director
(Norman Mintz)

March 27, 2013	/s/ Charles Phelps	Director
(Charles Phelps)

March 27, 2013	/s/ David Rubin	Director
(David Rubin)

March 27, 2013	/s/ Dan Kerpelman	Director
(Dan Kerpelman)

March 27, 2013	/s/ Terence Walts	Director
(Terence Walts)

March 27, 2013	/s/ Mostafa Analoui	Director
(Mostafa Analoui)

Exhibit Index

2.1	Securities Purchase Agreement dated September 12, 2007 by and among the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers attached thereto (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)). (Schedules and exhibits have been omitted pursuant to Regulation S-B Item 601(b)(2) and will be made available to the Commission upon request).

3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989 (Incorporated herein by reference to Exhibit 3.1a of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004 (Incorporated herein by reference to Exhibit 3.1b of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (Incorporated herein by reference to Exhibit 3.1c of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005 (Incorporated by reference to Exhibit 3.5 the VirtualScopics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333- 120253)).

3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.7	Certificate of Designation of Rights and Preferences of the Series C-1 Preferred Stock and the Series C-2 Preferred Stock of VirtualScopics, Inc., dated April 3, 2012 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

3.8	Amended and Restated Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.9	Amended and Restated Certificate of Designation of Rights and Preferences of the Series B Preferred Stock(Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.10	Amended and Restated Bylaws of VirtualScopics, Inc. dated August 28, 2007 (Incorporated herein by reference to Exhibit 3.9 to the VirtualScopics, Inc.’s Registration Statement of Form S-3 filed with the Securities Exchange Commission on October 11, 2007 (File No. 333- 146635)).

4.1	Registration Rights Agreement Dated September 12, 2007 between the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers thereto (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

4.2	Form of Warrant to Purchase Common Stock of VirtualScopics (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

4.3	Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

4.4	Form of Amended and Restated Series B Warrant (Incorporated herein by reference to Exhibit 4.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).*

10.2	Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.3	Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.4	VirtualScopics, Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 10, 2009 (File No. 000-52018))

10.5	Indemnification Agreement by and among VirtualScopics, Inc. and Norman Mintz, dated as of August 1, 2007. (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)).*

10.6	Non-Employee Director Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2008 (File No. 000-52018)).*

10.7	Company Bonus Plan (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 (File No. 000-52018)).*

10.8	Employment Agreement dated February 24, 2009, by and between Jeffrey Markin and VirtualScopics, Inc.* (Incorporated herein by reference to Exhibit 10.17 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.9	Employment Agreement dated February 24, 2009, by and between Molly Henderson and VirtualScopics, Inc.* (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc., 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.10	Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52018)).

10.11	Amendment to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January 24, 2012 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012 (File No. 000-52018)).

10.12	Series C Preferred Stock and Warrant Purchase Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.13	Investor Rights Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.14	Voting Agreement between VirtualScopics, Inc. and Robert Klimasewski effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.15	Voting Agreement between VirtualScopics, Inc. and SRK Management Company effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.4 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.16	Voting Agreement between VirtualScopics, Inc. and Philip J. Hempleman and the 1998 Hempleman Family Trust effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.5 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.17	Voting Agreement between VirtualScopics, Inc. and Kirk Balzer effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.6 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.18	Indemnification Agreement between VirtualScopics, Inc. and David Rubin dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.19	Amendment to Employment Agreement, by and between Jeffrey Markin and VirtualScopics, Inc. dated December 28, 2012.*

10.20	Amendment to Employment Agreement, by and between Molly Henderson and VirtualScopics, Inc. dated December 28, 2012.*

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum LLP

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

*	Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 27, 2013

VirtualScopics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets

Current assets
Cash	$8,523,807	$5,737,009
Accounts receivable, net of allowance for doubtful accounts of $15,000	1,762,507	2,435,496
Prepaid expenses and other current assets	437,698	361,376
Total current assets	10,724,012	8,533,881

Patents, net	1,470,436	1,582,938
Property and equipment, net	399,569	514,230
Other assets	5,428	27,140
Total assets	$12,599,445	$10,658,189

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$856,702	$843,275
Accrued payroll	481,661	759,470
Unearned revenue	272,509	421,486
Derivative liabilities	15,950	156,596
Dividends payable	125,333	-
Total current liabilities	1,752,155	2,180,827

Commitments and Contingencies (See Note 10)

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series C-1; 3,000 shares authorized; issued and outstanding, 3,000 and 0 shares at December 31, 2012 and December 31, 2011, respectively, liquidation preference $1,000 per share	3	-
Series B; 6,000 shares authorized; issued and outstanding, 600 at December 31, 2012 and December 31, 2011, liquidation preference $1,000 per share	1	1
Series A; 8,400 shares authorized; issued and outstanding, 2,190 at December 31, 2012 and December 31, 2011, liquidation preference $1,000 per share	2	2
Series C-2; 3,000 shares authorized; none issued and outstanding, at December 31, 2012 and December 31, 2011, liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized; issued and outstanding, 29,799,523 and 29,370,687 shares at December 31, 2012 and 2011, respectively	29,800	29,371
Additional paid-in capital	21,781,084	17,882,936
Accumulated deficit	(10,963,600)	(9,434,948)
Total stockholders’ equity	10,847,290	8,477,362

Total liabilities and stockholders’ equity	$12,599,445	$10,658,189

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011

Revenues	$11,950,447	$13,115,459
Reimbursement revenues	1,012,717	1,166,144
Total revenues	12,963,164	14,281,603

Cost of services	6,698,992	6,841,321
Cost of reimbursement revenues	1,012,717	1,166,144
Total cost of services	7,711,709	8,007,465
Gross profit	5,251,455	6,274,138

Operating expenses
Research and development	1,603,177	1,450,608
Sales and marketing	1,410,877	1,119,100
General and administrative	3,059,735	3,177,934
Depreciation and amortization	420,733	478,908
Total operating expenses	6,494,522	6,226,550
Operating (loss) income	(1,243,067)	47,588

Other income (expense)
Interest income	3,403	18,103
Other expense	(24,401)	(31,798)
Unrealized (loss) gain on change in fair value of the derivative liabilities	(264,587)	669,402
Total other (expense) income	(285,585)	655,707

Net (Loss) Income	(1,528,652)	703,295

Preferred stock deemed dividend	1,806,919	-
Preferred stock dividends	137,333	48,989
Net (loss) income available to common stockholders	$(3,472,904)	$654,306

Basic and diluted (loss) earnings per common share	$(0.12)	$0.02
Weighted average number of common shares outstanding
Basic	29,644,775	28,950,864
Diluted	29,644,775	33,413,825

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Series A		Series B		Series C-1
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balances at December 31, 2010	3,188	$3	800	$1	-	$-	27,414,620	$27,415	$15,090,254	$(10,138,243)	$4,979,430
Conversion of Series A Preferred to Common Stock	(998)	(1)					828,709	829	(828)
Conversion of Series B Preferred to Common Stock			(200)				166,072	166	(166)
Cashless exercise of warrants							531,506	532	.(532)		-
Exercise of warrants							87,188	87	104,914		105,001
Reclassification of derivative liabilities upon exercise of warrants									1,783,710		1,783,710
Cashless exercise of employee stock options							239,805	240	(240)		-
Exercise of employee stock options							76,986	77	92,306		92,383
Withholding taxes paid on cashless exercise of employee stock options									(11,722)		(11,722)
Amortization of stock option costs									844,004		844,004
Restricted stock units issuance							25,801	25	30,225		30,250
Series B preferred stock dividends based on 8% annual rate									(48,989)		(48,989)
Net income										703,295	703,295
Balances at December 31, 2011	2,190	2	600	1	-	-	29,370,687	29,371	17,882,936	(9,434,948)	8,477,362
Exercise of warrants							357,075	357	262,143		262,500
Reclassification of derivative liabilities in connection with series C-1 preferred stock issuance									405,233		405,233
Exercise of employee stock options							20,000	20	20,180		20,200
Amortization of stock option costs									612,946		612,946
Restricted stock units issuance							51,761	52	68,497		68,549
Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)
Series C-1 preferred stock issued in private placement, net of issuance costs					3,000	3			2,666,482		2,666,485
Series C-1 preferred stock dividends based on 4% annual rate									(89,333)		(89,333)
Net loss										(1,528,652)	(1,528,652)
Balances at December 31, 2012	2,190	$2	600	$1	3,000	$3	29,799,523	$29,800	$21,781,084	$(10,963,600)	$10,847,290

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011

Cash flows from operating activities
Net (loss) income	$(1,528,652)	$703,295
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	420,733	478,908
Gain on the disposal of property and equipment	-	(8,369)
Provision for doubtful accounts	-	(15,000)
Stock-based compensation	612,946	880,622
Fair value adjustment of derivative liabilities	264,587	(669,402)
Changes in operating assets and liabilities
Accounts receivable	672,989	307,029
Prepaid expenses and other assets	(54,610)	(116,695)
Unearned revenue	(148,977)	206,978
Accounts payable and accrued expenses	81,976	(262,931)
Accrued payroll	(277,809)	(61,637)
Total adjustments	1,571,835	739,503
Net cash provided by operating activities	43,183	1,442,798

Cash flows from investing activities
Purchases of property and equipment	(170,413)	(411,861)
Acquisition of patents	(23,157)	(6,661)
Net cash used in investing activities	(193,570)	(418,522)

Cash flows from financing activities
Proceeds from the exercise of stock options	20,200	92,383
Withholding taxes paid on the cashless exercise of employee stock options	-	(11,722)
Proceeds from the exercise of warrants	262,500	105,001
Proceeds from the issuance of Series C-1 preferred stock and warrant, net of issuance costs	2,666,485	-
Cash dividends on series B preferred stock	(12,000)	(48,989)
Net cash provided by financing activities	2,937,185	136,673
Net increase in cash	2,786,798	1,160,949
Cash
Beginning of year	5,737,009	4,576,060
End of year	$8,523,807	$5,737,009

Supplemental disclosure of cash flow information
Cash paid during the year for:
Taxes	$18,621	$66,457

Non-cash financing activities:
Issuance of restricted awards in settlement of accrued liability for board fees	$68,549	$30,250
Cashless exercise of stock options and warrants	$-	$772
Dividends payable on Series B and C-1 preferred stock	$125,333	$-
Reclassification of derivative liabilities upon exercise of warrants to additional paid in capital	$-	$1,783,710
Reclassification of derivative liabilities to additional paid in capital in connection with the Series C-1 preferred stock issuance	$405,233	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2012, the Company has not recorded any impairment charges on its long-lived assets.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Research and Development

Research and development expense relates to the development of new applications and processes including significant improvements to existing applications. These costs are expensed as incurred. Research and development costs for the years ended December 31, 2012 and 2011 were $1,603,177 and $1,450,608, respectively.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Recently Issued and Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued accounting updates to Accounting Standards Codification 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates were effective March 1, 2012 and are to be applied prospectively. The adoption of this guidance did not have an impact on our consolidated financial condition, results of operations or cash flows.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Through the second quarter of 2012, the Company had estimated its expected volatility from an index of historical stock prices of comparable entities whose share prices were publicly traded and averaged with the Company’s historical stock prices, excluding its first ten months of activity due to the discreet and non-recurring nature of the trading. Beginning in the third quarter of 2012, the Company began estimating its expected volatility using only its own historical stock prices, continuing to exclude the first ten months due to the discreet and non-recurring nature of the trading, as management determined this assumption to be a better indicator of value at this time. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates used during the years ended December 31, 2012 and 2011 ranged from 7.3% to 7.5%.

The following assumptions were used to estimate the fair value of options granted for the years ended December 31, 2012 and 2011 using the Black-Scholes option-pricing model:

	December 31,
	2012	2011
Risk free interest rate	1.13%	2.44%
Expected term (in years)	6.32	6.18
Expected volatility	57.98%	55.22%
Expected dividend yield	-	-

Earnings (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share as their effect would be antidilutive.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following table reconciles the numerator and denominator for the calculation:

	For the Years Ended
	December 31,
	2012	2011
Net (loss) income available to common stockholders - basic	$(3,472,904)	$654,306

Denominator - basic:
Weighted average number of common shares outstanding	29,644,775	28,950,864
Basic (loss) earnings per common share	$(0.12)	$0.02

Net (loss) income available to common stockholders - diluted	$(3,472,904)	$703,295
Denominator - diluted:
Weighted average number of common shares outstanding	29,644,775	28,950,864
Common share equivalents of outstanding stock options	-	1,583,594
Common share equivalents of outstanding convertible preferred stock	-	2,316,700
Common share equivalents of outstanding warrants	-	562,667
Weighted average number of common shares outstanding	29,644,775	33,413,825
Dilutive (loss) earnings per common share	$(0.12)	$0.02

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Convertible preferred stock	4,807,773	-
Stock options	5,980,444	1,306,154
Warrants	2,383,021	87,813

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31:

	2012	2011
Office/computer equipment	$917,638	$922,531
Furniture and fixtures	267,939	265,347
Software	446,611	388,634
Leasehold improvements	143,109	114,669
	1,775,297	1,691,181
Less: accumulated depreciation	(1,375,728)	(1,176,951)
	$399,569	$514,230

Depreciation expense amounted to $285,074 and $310,426 for the years ended December 31, 2012 and 2011, respectively. The Company disposed of and wrote-off property and equipment with $86,297 of cost and $86,297 of accumulated depreciation for the year ended December 31, 2012 as compared to the year ended December 31, 2011, during which the Company exchanged, disposed of, and wrote-off certain property and equipment resulting in a net gain of $8,369.

NOTE 4 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. Since May 24, 2002, the Company has invested an additional $1,055,846 in connection with improving and expanding its patent portfolio. These costs consist predominately of legal and filing fees and historically been capitalized as long-lived assets. For the years ended December 31, 2012 and 2011, the Company capitalized $23,157 and $6,661, respectively, of legal expenses and filing fees associated with its patents.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Accumulated amortization on the patents amounted to $1,242,410 and $1,106,751 as of December 31, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2012 and 2011 amounted to $135,659 and $135,224, respectively. The weighted-average remaining amortization period is approximately 14 years as of December 31, 2012. The estimated future amortization of the patents is as follows:

For the Years Ending
December 31,	Amount
2013	$136,363
2014	136,363
2015	136,363
2016	136,363
2017	136,363
Thereafter	788,621
Total	$1,470,436

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2012	April 3, 2012	December 31, 2011
Series B warrants:
Risk-free interest rate	0.22%	0.45%	0.33%
Expected volatility	65.94%	49.60%	47.71%
Expected life (in years)	1.69	2.43	2.69
Expected dividend yield	-	-	-

Number of warrants	214,229	902,038	902,038

Fair value	$15,950	$521,139	$156,596

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s policy for expected volatility is disclosed in Note 2. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The fair value of these warrant liabilities was $15,950 and $156,596 at December 31, 2012 and 2011, respectively. The net change in fair value during 2012 is $140,646, of which $264,587 is reported in the Company’s consolidated statement of operations as an unrealized loss on the change in fair value of the derivative liabilities and $405,233 is a reclassification of the fair value of the derivative liabilities to equity in connection with the Series C-1 Preferred Stock and Warrant financing (See Note 6). The change in fair value during 2011 was $2,453,112, of which $669,402 was reported in the Company’s consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liabilities and $1,783,710 was a reclassification of the fair value of the derivative liabilities to equity upon the exercise of the warrants. The fair value of the derivative liabilities are re-measured at the end of every reporting period, when certain terms to the warrant agreements are amended, and/or upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012
	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$15,950	$-	$-	$15,950

		Fair Value Measurements at December 31, 2011
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$156,596	$-	$-	$156,596

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Income (Expense) on the Company’s Consolidated Statements of Operations.

As of December 31, 2012, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2012	2011
Beginning balance	$156,596	$2,609,708
Net unrealized loss (gain) on derivative financial instruments	264,587	(669,402)
Reclassification to stockholders’ equity	(405,233)	(1,783,710)
Ending balance	$15,950	$156,596

NOTE 6 – Stockholders’ Equity

Common Stock

The Company has authorized 85,000,000 shares of common stock, par value $0.001. As of December 31, 2012, the Company had reserved 2,327,937 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, another 350,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 6,900,000 shares for its 2006 Long-term Incentive Plan.

Preferred Stock

The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock, 6,000 are designated as Series B Convertible Preferred Stock, 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1 Preferred Stock”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2 Preferred Stock”) as specified in the Certificate of Designation (the “Certificate”). During the year ended December 31, 2012, there were no conversions of the Company’s convertible preferred stock.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

On September 17, 2007, the Company completed a private placement of 4,350 shares of Series B convertible preferred stock, par value $0.001 per share, and warrants to purchase the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,350,000. Each share of the Series B convertible preferred stock is initially convertible, at the holder’s election, into approximately 830.36 shares of common stock and has a liquidation preference that is pari passu with the Company’s Series A convertible preferred stock and senior to the Company’s common stock. Cumulative dividends on the Series B convertible preferred stock accrue on the initial stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock, at the option of the Company. As of December 31, 2012, there were $36,000 of dividends payable to Series B convertible preferred stockholders. During the years ended December 31, 2012 and 2011, cash dividends paid aggregated to $12,000 and $48,989, respectively.

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

The conversion feature of the Company’s Series B warrants did not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company included the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. Accordingly the warrants have been classified as derivative liabilities as discussed above.

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

The initial closing under the Purchase Agreement took place on April 3, 2012 at which the Company sold to GHI 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock for a purchase price of $3,000,000, net of issuance costs of approximately $334,000. The warrants contain a seven year term and became exercisable on September 30, 2012. The terms of the financing provide for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of its quantitative imaging center on or before April 3, 2013. The Company does not expect that this second closing will occur, however, it intends to continue to pursue our efforts in support of obtaining FDA acceptance.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The Series C-1 holders elected to accrue the dividends making the dividends payable on the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 into common stock. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends, if full dividends are first paid or concurrently paid to the holders of the Series C-1 Preferred Stock. As of December 31, 2012, dividends payable to Series B and C-1 convertible preferred stockholders amounted to $36,000 and $89,333, respectively and are included in dividends payable on the Company’s consolidated balance sheet.

In accordance with ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Series C-1 convertible preferred stock was considered to have an embedded beneficial conversion feature as the effective conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. The value of the beneficial conversion feature was calculated using, among other factors, the Company’s closing stock price of $1.56 on April 3, 2012 resulting in the recognition of a one-time non-cash deemed dividend of $1,806,919 during the year ended December 31, 2012.

The issuance of the Series C-1 Preferred Stock triggered certain anti-dilution provisions of the Company’s warrants issued in 2007 in connection with the sale of our Series B Preferred Stock (the “Series B Warrants”). As a result, the exercise price of certain outstanding Series B Warrants was reduced from $1.3849 to $1.2043 per share and an additional 74,174 warrants were issued.

As part of the financing, the Company also agreed with certain holders of the majority of the outstanding Series B Warrants to amend and restate the terms of those warrants. As a result of the amended and restated terms, among other things, the anti-dilution adjustment provision, which required the Company to reduce the exercise price of the Series B Warrants if the Company had issued shares at a lower price, contained in the agreements was eliminated. As of December 31, 2012, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision.

Common Stock Warrant Exercise

During 2012, the Company issued 357,075 shares of common stock upon the exercise of a fixed-price warrant held by the University of Rochester at an exercise price of $0.74 per share, with the Company receiving aggregate proceeds of $262,500.

NOTE 7 – Share-Based Compensation

Stock Options

As of December 31, 2012, the Company’s 2001 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and 2006 Long-Term Incentive Plan had a total of 5,980,444 in stock option grants. In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). As of December 31, 2012, 1,084,930 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan. The 2001 and 2005 Long-Term Incentive Plans have been closed for additional grants.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

During the years ended December 31, 2012 and 2011, the Company granted options to employees to purchase 405,803 and 752,853 shares of common stock, respectively. These options generally vest ratably during the first four years following their issuance and have a ten-year life. There were 20,000 options exercised resulting in cash proceeds of $20,200 during 2012. This compares to 470,377 options exercised in a cashless manner during 2011, including the exercise of 119,475 non-employee stock options, resulting in the issuance of 239,805 shares of the Company’s common stock. Additionally, there were 76,986 options exercised resulting in cash proceeds of $92,383 during 2011.

A summary of the employee stock option activity for the years ended December 31, 2012 and 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	5,946,848	$1.24	6.30	$5,640,172
Granted	752,853	1.91
Exercised	(541,888)	(0.98)
Forfeited	(220,087)	(1.74)
Options outstanding at December 31, 2011	5,768,690	1.33	6.32	55,000
Granted	405,803	1.13
Exercised	(20,000)	(1.01)
Forfeited	(102,823)	(1.50)
Expired	(76,632)	(1.90)
Options outstanding at December 31, 2012	5,975,038	1.30	5.62	$6,750
Options exercisable at December 31, 2012	4,245,516	1.32	4.74	$6,563

Additional information with respect to the outstanding employee stock options as of December 31, 2012 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price

$0.43 – 0.92	834,250	6.26	0.84	634,063	0.82
$0.93 – 1.01	1,669,519	5.91	0.98	1,252,351	0.99
$1.02 - 1.19	701,606	7.68	1.12	287,708	1.10
$1.20 – 1.34	1,428,084	4.82	1.22	1,142,430	1.21
$1.35 – 4.15	1,341,579	4.62	2.19	928,964	2.30

	5,975,038	5.62	1.30	4,245,516	1.32

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012 and 2011 was $250,571 and $783,279, respectively.

For the years ended December 31, 2012 and 2011, the Company’s consolidated statements of operations reflect $612,946 and $844,004, respectively, of stock-based compensation expense for stock options granted under its long-term incentive plans, which is allocated as follows:

	For Years Ended December 31,
	2012	2011

Cost of service revenues	$57,984	$47,214
Research and development	78,456	126,144
Sales and marketing	10,222	19,535
General and administrative	466,284	651,111
Total stock-based compensation	$612,946	$844,004

A summary of the status of the non-vested shares as of December 31, 2012 and changes during the years ended December 31, 2012 and 2011, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value Per Share
Non-vested at January 1, 2011	2,965,494	$0.71
Granted	752,853	1.04
Vested	(1,184,039)	(0.77)
Cancelled Grants	(187,699)	(0.99)
Non-vested at December 31, 2011	2,346,609	$0.77
Granted	405,803	0.62
Vested	(944,818)	(0.76)
Cancelled Grants	(78,072)	(0.82)
Non-vested at December 31, 2012	1,729,522	$0.73

As of December 31, 2012, there was $672,088 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.05 years. The total fair value of shares vested during the year ended December 31, 2012 amounted to $718,526.

Prior to 2008, the Company issued options under the 2006 Long-Term Incentive Plan to non-employee consultants for radiological services performed. These options to non-employees generally vested immediately, had exercise prices ranging from $1.12 to $6.85 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and were included in the Company’s statements of operations. During 2012, a total of 6,767 of the non-employee options expired.

The total amount of stock options outstanding as of December 31, 2012 is:

Stock options granted to employees	5,975,038
Stock options granted to consultants	5,406
Total outstanding	5,980,444

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

During 2012, a total of 405,803 stock options were granted, of that amount 50,000 were granted to executive officers of the Company.

Restricted Stock Awards

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the statements of operations as non-cash compensation expense. Restricted stock awards granted but unvested shares are forfeited upon termination of employment, unless otherwise agreed. The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date. Under the provisions of the 2006 Long Term Incentive Plan, the Company may grant restricted stock to its employees, Board members and consultants. During 2006, the Board of Directors Compensation Committee approved an equity based compensation structure for non-employee Board members. In 2012 and 2011, respectively, 51,761 and 25,801 restricted stock awards were issued to members of the Board for their services on the Board under the 2006 Long Term Incentive Plan. The restricted stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2012. The weighted average grant date fair value of restricted stock issued by the Company during 2012 and 2011 were $68,549 and $30,250 respectively.

The Company incurred $0 and $36,618 in compensation expense in 2012 and 2011 related to the restricted stock awards for services by Board members for those respective periods.

NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. During 2009, the Company began a matching contribution to participants 401k plans equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. The Company paid a total of $145,479 and $120,551 in 2012 and 2011 to participants representing the employer contribution amount.

NOTE 9 - Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2009 through 2012, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2012, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  If the Company has a change in ownership, such change could significantly limit the possible utilization of such carryovers. Since its formation, the Company has raised capital through the issuance of capital stock which, combined with purchasing shareholders' subsequent disposition of these shares, may have resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

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

The income tax provision consists of the following:

	2012	2011
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(309,448)	172,438
State	(42,649)	23,766
Change in valuation allowance	352,097	(196,204)
	-	-

Total income tax provision	$-	$-

The Company has net operating loss carryforwards (“NOLs”) of approximately $8,723,000 as of December 31, 2012 that will be available to offset future taxable income.  Approximately $677,000 of the NOL carryforward, if realized, will result in a benefit to be recorded in additional paid in capital. The NOLs are due to expire in 2027 through 2032.  The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely than not to be utilized prior to their expiration.

The total net deferred tax asset and liabilities as of December 31, 2012 and 2011 consists of the following:

Deferred tax assets:	2012	2011
Net operating loss carryforwards	$3,112,584	$2,805,504
Intangible assets	788,990	908,609
Accrued expenses	117,010	110,920
Research and development tax credit carryforwards	166,693	151,830
Stock-based compensation	1,095,050	1,016,167
Total deferred tax assets	5,280,327	4,993,030

Deferred tax liability:
Property and equipment	(91,688)	(156,488)
Subtotal	5,188,639	4,836,542
Less: valuation allowance	(5,188,639)	(4,836,542)
Net deferred tax asset	$-	$-

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Federal statutory rate	(34.00)%	34.00%
State and local income taxes, net of federal benefit	(2.67)%	4.09%
Stock-based compensation	8.27%	27.58%
Loss from derivative financial liabilities	5.88%	(32.36)%
Research and development credit	(0.97)%	(5.94)%
Other	0.46%	0.53%
	(23.03)%	27.90%

Less: valuation allowance	23.03%	(27.90)%
Provision for income taxes	0.00%	0.00%

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

Total rent expense for the years ended December 31, 2012 and 2011 was $326,215 and $325,520, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2013	$322,993
2014	321,688
2015	321,688
2016	321,688
2017	167,149
Total	$1,455,206

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 11 - Related Parties

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (a wholly-owned subsidiary of Merck & Co, Inc. (“Merck”)) 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock. Revenues generated from Merck were $1,593,897 and $818,653 for the year ending December 31, 2012 and 2011, respectively. The accounts receivable balance due from Merck was $264,024 and $186,550 as of December 31, 2012 and December 31, 2011, respectively.

The Company generated revenues from certain other related parties of $86,106 and $162,842 for the years ended December 31, 2012 and 2011, respectively. The accounts receivable balances due from these other related parties were $23,880 and $0 as of December 31, 2012 and December 31, 2011, respectively.

NOTE 12 – Concentrations of Credit Risk

The Company’s top customer accounted for approximately 45% and 55% of total revenue for the years ended December 31, 2012 and 2011, respectively. The Company’s top customer accounted for approximately 45% and 50% of accounts receivable for the years ended December 31, 2012 and 2011, respectively.

NOTE 13 – Other Matters

On August 29, 2012, the Company received a written notice from the Nasdaq Stock Market (“Nasdaq”) indicating that its common stock was not in compliance with minimum bid price required for continued listing on the Nasdaq Capital Market. In accordance with section 5810(c)(3)(A) of the Nasdaq Marketplace Rules, the Company had until February 25, 2013 to regain compliance by maintaining a bid price of common stock at a close of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. On February 26, 2013, Nasdaq extended the compliance period due to general market conditions and the Company now has until August 26, 2013 to regain compliance.

NOTE 14 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

