Form 10-K/A
period 2012-12-31
VirtualScopics, Inc.
filed 2013-04-30
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 30, 2013, there were outstanding 29,799,523 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: None.

TABLE OF CONTENTS

		Page Numbers
PART III
	ITEM 10: Directors, Executive Officers and Corporate Governance	1
	ITEM 11: Executive Compensation	4
	ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
	ITEM 13: Certain Relationships and Related Transactions, and Director Independence	11
	ITEM 14: Principal Accountant Fees and Services	11
PART IV
	ITEM 15: Exhibits	11

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, initially filed with the Securities and Exchange Commission on March 27, 2013 (the “Original Filing”), is being filed to provide the information required by Items 10 through 14 of Part III of Form 10-K, as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. The statement regarding incorporation by reference of portions of the proxy statement on the cover page of the Original Filing has been deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. This Form 10-K/A does not amend or update any other item or disclosure contained in the Original Filing and speaks as of the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

We currently have eight (8) directors on our Board of Directors with one (1) vacancy. The Board of Directors has concluded that Messrs. Klimasewski, Analoui, Kerpelman, Mintz, Phelps, Rubin and Walts are “independent” as defined by Nasdaq and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as that term relates to membership on the Board of Directors. Dr. Rubin serves on our Board of Directors as a director elected exclusively by the holders of our outstanding Series C Preferred Stock. The names and other information about each of our directors is set forth below.

Robert G. Klimasewski, age 70, has served as a director of the Company since its inception, and Chairman since August 2006. He served as Chief Executive Officer of the Company from June 2005 through August 2006. Mr. Klimasewski served as President and Chief Executive Officer of Transcat, Inc. (formerly Transmation, Inc.) (NASDAQ: TRNS), a publicly-held global distributor of professional grade test, measurement and calibration instruments, from 1994 to 1998, when he relinquished those titles and assumed the role of Chairman of the Board of Transcat. In 2002, Mr. Klimasewski stepped down as Chairman of the Board of Transcat and was re-appointed President and Chief Executive Officer. He served in those roles until 2004, when he retired. He also was a co-founder of Burleigh Instruments Inc., a manufacturer of precision scientific instrumentation, which was sold in December 2000. He served for 18 years on the Board of Directors of Laser Power Corporation, a publicly-held company, until its sale in 2000. He currently serves on the Board of Directors of The University Technology Seed Fund. He is a member of the University of Rochester’s Visiting Committee for the School of Engineering and Applied Science. Mr. Klimasewski holds B.S. and M.S. degrees in optical engineering from the University of Rochester.

Mostafa Analoui, Ph.D., age 52, has served on the Company’s Board of Directors since May 2008. He is Head of Healthcare and Life Sciences Division at the Livingston Group in New York, New York. He is also President and CEO of Cense Biosciences, Inc. Prior to that, Dr. Analoui was a Senior Director and the Groton/New London Site Head for Global Clinical Technology at Pfizer Global Research and Development from 2001 through February 2008, where he led the platform technology mission for the clinical development and commercial division in areas including the medical imaging, diagnostics computational medicine, knowledge management and non-invasive measurement monitoring. Dr. Analoui holds a Ph.D. in engineering from Purdue University and holds two patents in quantitative and clinical imaging. He also served as an associate professor at the Indiana University School of Medicine in Dentistry, as well as the Schools of ECE and Biomedical Engineering at Purdue University.

Daniel I. Kerpelman, age 54, has served on the Company’s Board of Directors since May 2008. He is the President and Chief Executive Officer of Bio-Optronics, Inc., a healthcare workflow software company based in Rochester, New York and Nyon, Switzerland. Previously, he was Chief Executive Officer of Société Generale de Surveillance, SA in Geneva, Switzerland, the world leader in test, inspection and certification. From June 2002 through March 2005, Mr. Kerpelman was Senior Vice President of Eastman Kodak and President of its Health Imaging Group, which focused on medical and dental imaging equipment, consumables and information technology. He spent most of his earlier career with GE Healthcare. Mr. Kerpelman is an engineer with degrees from the CNAM (France), University of Maryland and Rensselaer Polytechnic Institute and holds a MBA from Northwestern University. He serves on the Boards of Directors of Cotecna SA and the University of Rochester Medical Center.

L. Jeffrey Markin, age 54, was appointed as Chief Executive Officer and President of VirtualScopics, Inc. in August 2006, and elected as a director, in April 2007. He joined VirtualScopics as Chief Operating Officer in May 2006, after 26 years at Eastman Kodak Company. Most recently, Mr. Markin was General Manager, Output Systems and Mammography Solutions for Kodak’s Health Group and a corporate officer of the company. Mr. Markin managed major Health Group operations including leadership of the conventional x-ray business, Mammography Solutions, HealthCare IT Software and Solutions business, and Global Radiology Sales and Service organization. He was awarded the Eastman Kodak Chairman’s leadership award in December 2004 for inspired leadership of company and health group objectives. Previously, he held leadership positions in the Document Imaging business, including Vice President of Marketing U.S. and Canada, Global General Manager of the output business, and General Manager of the Asia based services business with operations in China, Hong Kong, Philippines, Malaysia, and Australia. He also served on the Board of Directors for Hermes Precisa Australia the leading document services company in Australia. He joined Kodak in the company’s Rochester, N.Y. film operations division and held successive management positions in Manufacturing, Research and Development, and Quality. In 1998, Mr. Markin graduated from the Executive MBA program of the Simon School of Business, University of Rochester, with honors. He holds a B.S. in Industrial Engineering, with honors, from the State University of New York at Buffalo. He is a member of the advisory board of the Biomedical Engineering Department at the State University of New York at Buffalo.

Norman N. Mintz, Ph.D., age 78, has served on the Company’s Board of Directors since June 2007. Since 1990, Dr. Mintz has served as a Managing Director for Loeb Partners Corporation. Dr. Mintz has a Ph.D. in Finance and Economics from New York University, and has previously served as Professor of Finance at Syracuse University and Professor of Economics at Columbia University. Prior to 1990, he served as Executive Vice President of Columbia University. Dr. Mintz serves as a director of Intersections, Inc. (Nasdaq: INTX:US) as well as several private companies.

Charles E. Phelps, Ph.D., age 70, has served as a director of the Company since December 2005. Dr. Phelps retired from his position of provost of the University of Rochester (University of Rochester is a stockholder of the company) in July 2007, as position he had held since 1994. Prior to that position, Dr. Phelps was the chair of the Department of Community and Preventive Medicine in the University of Rochester’s School of Medicine and Dentistry. Prior to working at the University of Rochester, Dr. Phelps served as a senior staff economist and a program director at the RAND Corporation. Dr. Phelps has a bachelor's degree in mathematics from Pomona College, an MBA in hospital administration from the University of Chicago, and a PhD in business economics from the University of Chicago.

Terence A. Walts, age 65, has served as a director of the Company since December 2005. Mr. Walts is President, CEO and Director of Transfusion & Transplantation Technologies LLC (“3Ti”), a medical device/diagnostics company developing next generation automated blood analyzer technology and associated consumables for the pre-transfusion/immunohematology market. Prior to joining 3Ti, Mr. Walts served for three years and until late 2005 as President, CEO of Refocus Group, Inc., (OTCBB: RFCS) an eye care company developing a surgical procedure for presbyopia and glaucoma. Prior to that position, Mr. Walts acted as a consultant to medical startup companies and held positions with, among others, Oncose, Inc., an in-vitro diagnostics company, PointDx, a virtual colonoscopy and structural radiology reporting software company, and Medjet, Inc., an early stage medical devices company. He served as Senior Vice President of CIBA Vision (Novartis), a diversified eye care company from 1988 to 1998. He holds a BS in Marketing from Indiana University and a MBA from the University of Notre Dame.

David Rubin, Ph.D., age 48, has served as a director of the Company since April 3, 2012. Dr. Rubin has been an investment principal in Merck's Global Healthcare Innovation Fund since September 2010. Dr. Rubin joined Merck in 2007 as Director of Franchise and Portfolio Management. Previously, Dr. Rubin was CEO and President, from 2000 through 2005, and CSO and SVP of Product Management, from 2006 through 2007, of Cognia Corporation, a bioinformatics company supporting biopharmaceutical research and development. Previously, Dr. Rubin was at The Wilkerson Group/IBM Global Services in a Strategic Management position, servicing a broad range of health care companies. Dr. Rubin holds a Ph.D. from Temple University in Molecular Biology and a B.A. from SUNY Binghamton in Biology. He was a National Institutes of Health and American Cancer Society Post-Doctoral fellow at Harvard Medical School, where he worked on the Ubiquitin Proteasome Pathway.

The Company believes that its Board as a whole should encompass a range of experience and expertise to provide us with sound guidance with respect to our operations and interests. We look for individuals qualified to become directors based on the needs of the Board, such as independence, industry or other professional expertise, relevant skills and experience and diversity. While we do not have a formal policy with regard to the consideration of diversity in identifying director nominees, we seek a diverse and appropriate balance of members who have the experiences, qualifications, attributes or skills that are necessary to oversee a publicly traded, growth oriented organization that operates in the pharmaceutical, biotechnology and medical device industries when considering the overall composition of the Board. Our policy is to have at least a majority of directors qualify as "independent" under the Nasdaq listing requirements. We seek directors with experience in areas relevant to the strategy and operations of our business and an understanding of our business and the industry in which we operate, as well as general business and finance experience. Each of our current directors holds or has held senior executive positions in organizations and has operating experience that meets these objectives, as described above. Several of our directors also have experience serving on boards of directors and board committees of other public companies. The Corporate Governance and Nominating Committee also believes that each of the current directors has other key attributes that are important to an effective board: the time and commitment to devote significant time to the Company; personal and professional integrity; diversity of experience in different industries; and general business acumen.

Executive Officers

In addition to Mr. Markin, VirtualScopics’ other executive officer is Molly Henderson, Chief Business and Financial Officer, Senior Vice President.

Molly Henderson, age 42, has served Chief Business and Financial Officer, Senior Vice President of VirtualScopics since May 2008 and Chief Financial Officer since May 2003. Ms. Henderson’s primary functions at VirtualScopics include providing strategic direction and overseeing all strategic, contractual, legal, intellectual property, business and financial related matters, as well as ensuring compliance with financial and SEC reporting requirements. Additionally, Ms. Henderson is responsible for the Company’s investor relations and prepares and coordinates all of VirtualScopics external communications, including press announcements. Ms. Henderson routinely visits New York City and other key cities throughout the US conducting road shows as well as frequent presentations of the Company and its technology at key life science investor conferences. During her tenure at VirtualScopics, Ms. Henderson has been directly responsible for raising over $23 million in equity funding, taking the company public through a reverse merger in 2005, and achieving its listing on Nasdaq.

Earlier in her career, Ms. Henderson served as the Corporate Controller of Ultralife, Inc., (NasdaqNM: ULBI) a publicly-held provider of high performance lithium battery solutions. Prior to Ultralife, Ms. Henderson was a Manager in the audit division of PricewaterhouseCoopers LLP. Ms. Henderson received her M.B.A. and B.S. degrees from the State University of New York at Buffalo.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2012, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to our directors, officers and employees and can be viewed on our website, www.virtualscopics.com, under the section entitled “Committees and Charters.”

Audit Committee

The Audit Committee is currently composed of Norman Mintz (Chair), Robert Klimasewski and David Rubin. The responsibilities of the Audit Committee are more fully set forth in the Audit Committee Charter, a copy of which is available without charge at our website, www.virtualscopics.com.

The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that that each of the members of the committee is independent in accordance with applicable rules of Nasdaq and the SEC and that Norman Mintz meets the qualifications as “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that all three members meet Nasdaq's financial literacy criteria. The Board of Directors has also determined that Mr. Mintz is independent even though he falls outside of the “safe harbor” definition set forth in SEC Rule 10A-3(e)(1)(ii) because he is an officer and director of the general partner of Loeb Partners Company 147, L.P., which owns in excess of 10% of our Common Stock and has a 3.2% limited partnership interest. In making this determination, among other things, the Board of Directors considered Dr. Mintz’s service on the Board and the percentage of stock held by others.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table discloses compensation received by our principal executive officer, and our other executive officer, the chief financial officer (the “named executive officers”) for 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Jeffrey Markin,	2012	$303,712	$-	$88,743	$-		$21,955	(3)	$414,410
President and Chief Executive Officer	2011	$296,189	$78,390	$-	$54,541	(1)(2)	$21,043	(3)	$450,163

Molly Henderson	2012	$221,700	$-	$29,118	$26,857	(1)(2)	$10,282	(3)	$287,957
Chief Business and Financial Officer, Sr. Vice President	2011	$211,962	$40,015	$-	$226,223	(1)(2)	$10,061	(3)	$488,261

(1)   On January 27, 2012, Ms. Henderson was granted stock options under the 2006 Plan to purchase 50,000 shares of our common stock at $1.13 per share.

(2)   The option award amounts represent the Black Scholes value of the stock options at the date of grant. Per SEC rules, the amount excludes forfeitures for service-based vesting conditions.

(3)   The Company allows for the named executive officers to participate with standard employee medical, dental, group life, disability coverage and the Company’s 401(k) match program. These amounts are the total premiums paid by the Company for such standard coverage.

401(k) and Profit-Sharing.

The Company maintains a 401(k) plan for all eligible employees. The 401(k) plan provides a match to employee contributions. The Company's match is 50% of the first 6% of eligible compensation an employee contributes to the plan.  All named executive officers are eligible for this plan up to the IRS wage or contribution limits.

Health and Welfare Benefits

Eligible employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental, and group disability and life insurance

Employment Agreements

On February 27, 2009, the Company entered into employment agreements with Mr. Jeffrey Markin, the president and chief executive officer of the Company, and Ms. Molly Henderson, the chief business and financial officer of the Company. The employment agreements superseded any existing employment agreements between the Company and each of the aforementioned executive officers, but provides for the continuation of the executives' existing agreements with the Company addressing confidentiality, non-competition, and restrictive covenants.

The agreements provide for an employment term at-will and provide the automatic renewal for successive one year terms so long as the executive remains employed with the Company. Both Ms. Henderson and Mr. Markin will receive six months of continued salary and benefits if either is terminated without cause.  In the event there is a change of control of the Company, each named executive is entitled to receive twelve months salary if a comparable position is not offered.

On December 28, 2012, the Company entered into amendments to the employment agreements with Mr. Markin and Ms. Henderson. The amendments, among other things, are intended to make sure that certain payments on termination, to which Mr. Markin or Ms. Henderson have not yet vested, are made with a six month delay where required under Section 409A of the Internal Revenue Code for “specified employees” and to otherwise comply with Section 409A. The amendments did not increase any amounts to which either Mr. Markin or Ms. Henderson are entitled but did adjust the timing of certain payments depending on whether or not Mr. Markin or Ms. Henderson are “specified employees” at termination.

Change in Control Bonus Agreements

Each of our named executive officers is party to a change in control bonus. In the event a change in control occurs on or prior to December 31, 2013, or an extended date determined by our compensation committee, the agreements provide for a cash payment of 25% of the executive's annual base salary for the year in which the change in control occurs if the executive remains in the continuous employment of the Company through the change in control or if the executive's employment is terminated by the Company without cause prior to the change in control. In the event it is determined that any payment arising under the agreements would be subject to the excise tax imposed by Code Section 4999, then the executive shall be entitled to receive only a reduced payment so that no portion of the payments under the agreements will be subject to the excise tax.

Bonus Plans

During 2012, the Compensation Committee administered bonuses to our executive officers under the Company Bonus Plan. The Company Bonus Plan covers all employees of the company including the Chief Executive Officer and the Chief Business and Financial Officer.  The Company Bonus Plan provided performance criteria based upon certain financial and operational targets for the 2012 fiscal year. If our performance meets or exceeds the stated targets in the Plan, the participating employees may receive cash incentive bonus payments equal to a percentage of an employee’s eligible base pay, and amounts may be further adjusted for individual performance. With respect to the Chief Executive Officer, the bonus percentage range is 0% to 40% of eligible base pay (on target is 30%), and for the Chief Business and Financial Officer, the bonus percentage range is 0% to 30% (on target is 22%). For management employees, the bonus percentage range is 0% to 10% of eligible base pay (on target is 8%). The Chief Executive Officer is not eligible for a bonus unless the Company meets an initial threshold for financial performance. Employees other than the Chief Executive Officer may receive a discretionary bonus if our performance results do not meet the threshold. The Committee may adjust the bonus amounts on a discretionary basis for individual performance, and for results above the maximum thresholds.

The Compensation Committee also periodically reviews the most important risks to the Company to ensure that compensation programs do not encourage excessive risk-taking on behalf of the Company or give rise to risks that would be reasonably likely to have a material adverse effect on the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards made to our named executive officers that were outstanding at December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jeffrey Markin,	100,000	-	(1)	$1.20	11/14/2017
President and Chief Executive Officer	500,000	-	(1)	$1.01	2/26/2018
	309,375	103,125	(1)	$0.90	2/24/2019
	250,000	-	(2)	$1.20	4/28/2016
	321,050	321,050	(1)	$0.94	1/26/2020
	14,227	42,682	(1)	$1.99	3/2/2021
Molly Henderson	2,750	-	(2)	$1.20	2/14/2013
Chief Business and	53,673	-	(2)	$1.20	10/13/2013
Financial Officer, Senior	13,577	-	(2)	$1.20	10/30/2013
Vice President	12,500	-	(2)	$1.20	12/31/2013
	114,843	-	(2)	$1.20	9/9/2015
	25,000	-	(1)	$1.20	11/14/2017
	50,000	-	(1)	$1.01	2/26/2018
	100,000	-	(1)	$0.69	5/8/2018
	143,438	47,812	(1)	$0.90	2/24/2019
	94,119	94,118	(1)	$0.94	1/26/2020
	95,229	95,229	(1)	$0.94	3/11/2020
	59,011	177,033	(1)	$1.99	3/2/2021
	-	50,000	(1)	$1.13	1/27/2022

(1) These options have a ten year expiration and vest in four annual increments beginning on the date of grant.

(2) These options were exchanged in a 1 for 2 stock option exchange on November 4, 2009. Under the terms of the stock option exchange, the expiration date did not change and one year was added to the vesting schedule for each grant, all other terms and conditions remained the same as those when originally granted.

Director Compensation

Our Board of Directors has adopted a Non-Employee Director Compensation Plan, or Director Plan, which was approved by stockholders at our 2008 Annual Meeting. The Director Plan provides for cash compensation and awards of stock options and stock awards to each director of the Company who is not a current employee of the Company or any of its affiliated companies. The stock options and shares of common stock that may be issued pursuant to the Director Plan will be issued under the VirtualScopics, Inc., Amended and Restated 2006 Long-Term Incentive Plan, or 2006 Plan.

The Director Plan provides for compensation elements comprised of: an initial stock option grant; annual remuneration; and per meeting fees.

Initial Stock Option Grant. Each participating director is entitled to receive a one-time stock option grant covering 25,000 shares of our common stock under the 2006 Plan. The stock options generally vest in annual increments over four years beginning on the date of grant. The options are granted at the first Board meeting attended by a director, to the extent permitted at such time, or such later regular Board meeting when such grant is permitted.

Annual Option Grant. Each participating director will be eligible to receive an annual grant of stock options under the 2006 Plan. The amount of the grant will be determined by the Compensation Committee each year at or about the February Board meeting based on participant performance during the previous year. The number of options awarded on that date will be determined utilizing the Black-Scholes pricing model to determine a per share “value” divided into an amount up to $20,000.

Annual Retainer. Each participating director is entitled to receive an annual retainer in the amount of $7,500, with a $12,500 retainer for the Chairman. Payment may be taken in the form of cash or shares common stock under the 2006 Plan, at the discretion of each director. Each Participant will be asked to make an annual election at the annual stockholders meeting for the coming year. For those directors electing to fees in the form of an award of shares, the fair market value (as defined under the 2006 Plan) on the last business day of the quarter will be used to calculate the number of shares contained in the award in lieu of cash for the quarter. Each such award shall be approved by the Board of Directors. Such price, however, shall not be below any existing anti-dilution trigger price applicable to us.

Per Meeting Fees.  Participating directors will be entitled to receive the following meeting fees:

Board Meetings	$1,750
Committee Meetings	$1,000
Compensation and Audit Committee Chair/Nominating Committee Chair	$1,500/$1,250

Directors will not be paid for more than one meeting per day. In the event there are multiple meetings, payment will be made for the meeting requiring the highest fee. Meeting fees will be paid quarterly on or about the first business day following the end of a quarter for the previous quarter. Payment may be taken in the form of cash or shares of restricted stock under the 2006 Plan, at the discretion of each director. Each Participant will be asked to make an annual election at the annual stockholders meeting for the coming year. For those directors electing to fees in the form of an award of shares, the fair market value (as defined under the 2006 Plan) on the last business day of the quarter will be used to calculate the number of shares contained in the award in lieu of cash for the quarter. Each such award shall be approved by the Board of Directors. Such price, however, shall not be below any existing anti-dilution trigger price applicable to us.

Term, Amendment and Termination. The Director Plan expires on February 26, 2018. The Board may terminate or suspend the Plan at any time, without stockholder approval. The Board may amend the Plan at any time and for any reason without stockholder approval; provided, however, that the Board may condition any amendment on the approval of stockholders of the Company if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations.

The following table presents compensation earned by each nonemployee member of our Board of Directors for 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
(a)	(b)	(c) (1)	(d) (2) (3)	(e)	(f)	(g)		(h)
Robert Klimasewski	$18,544	$-	$20,000	$-	$-	$5,456	(4)	$44,000

Jeffrey Markin(5)	$-	$-	$-	$-	$-	$-		$-

Norman Mintz	$21,500	$-	$20,000	$-	$-	$-		$41,500

Charles Phelps	$20,750	$-	$20,000	$-	$-	$-		$40,750

Terence Walts	$21,000	$-	$20,000	$-	$-	$-		$41,000

Mostafa Analoui	$16,500	$4,500	$20,000	$-	$-	$-		$41,000

Daniel Kerpelman	$18,250	$-	$20,000	$-	$-	$-		$38,250

David Rubin(6)	$-	$-	$-	$-	$-	$-		$-

(1)	Under the Non-Employee Director Compensation Plan, directors may elect to receive the annual retainer of $7,500, $12,500 for the Chairman, and per meeting fees in the form of cash or our restricted stock under the 2006 Long Term Incentive Plan. Certain non-employee directors have elected to receive such fees earned in 2012 in restricted stock units. The number of shares to the non-employee directors during 2012, for services rendered during 2012, under the Director Plan is as follows: Mr. Analoui, 2,795 shares.
(2)	The option award value represents the full grant date fair value. Per SEC rules, the amount excludes forfeitures for service-based vesting conditions.
(3)	Includes options granted under the Non-Employee Director Compensation Plan, outstanding at fiscal year end, to acquire the following number of shares: Mr. Klimasewski, 85,524 shares; Mr. Mintz, 91,587 shares; Mr. Phelps, 112,093 shares; Mr. Kerpelman, 81,570 shares; Mr. Analoui, 81,570 shares and, Mr. Walts, 112,093 shares. The shares underlying the option grants are authorized and reserved for issuance under the 2006 Plan. Mr. Klimasewski’s also had outstanding options to purchase 350,000 shares of common stock granted in November 2005 during his employment as the Company’s Chief Executive Officer. He retired in August 2006.
(4)	As former CEO, Mr. Klimasewski is entitled to participate with standard employee medical, dental, group life and disability coverage. These amounts are the total premiums paid by the Company for such standard coverage.
(5)	During 2012, Mr. Markin was an employee and did not receive compensation for his services as a director and is not a member of any committee of the Board of Directors of the Company. Information regarding compensation for Mr. Markin’s services as a named executive officer for the fiscal year ended December 31, 2012 can be found in the Summary Compensation Table herein.
(6)	Dr. Rubin has served as a director since April 3, 2012. He was elected exclusively by holders of outstanding Series C Preferred Stock and has elected to not receive compensation for his services as a director.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the beneficial ownership of VirtualScopics’ common stock by (i) each person who is known by VirtualScopics to own of record or beneficially more than 5% of the outstanding common stock, (ii) each of VirtualScopics’ directors, nominees and named executive officers, and (iii) all directors and named executive officers of VirtualScopics as a group. The first two columns of the table set forth beneficial ownership information for such persons as of April 30, 2013.

Common Stock

	Number of Common Shares Beneficially Owned (1)	Percentage of Common Shares Beneficially Owned(2)
5% or greater stockholders
University of Rochester (3)	2,918,393	9.8%
Loeb Investors Company (4)	4,920,306	16.5%
Merck Global Health Innovation Fund, LLC(5)	1,960,784	6.2%

Directors and Executive Officers
Robert Klimasewski (4)(6)(7)	1,055,997	3.5%
Molly Henderson (6)	1,029,175	3.5%
Terence Walts (6)	142,379	*
Charles Phelps (6)(8)	113,508	*
Jeffrey Markin (6)	2,022,461	6.8%
Norman Mintz (4)(6)	122,821	*
Mostafa Analoui (6)	186,735	*
Dan Kerpelman (6)	72,390	*
David Rubin (9)	-	*

Directors & Executive Officers as a group (11 persons)	4,745,466	15.9%

*	Less than 1% of the outstanding shares of common stock.

(1)	Includes options, warrants, convertible stock, and similar rights to purchase shares of VirtualScopics common stock that are exercisable within sixty (60) days of April 30, 2013.
(2)	The calculations in these columns are based upon 29,799,523 shares of common stock outstanding on April 30, 2013, plus the number of shares of common stock subject to outstanding options, warrants and convertible stock held by the person with respect to whom the percentage is reported on such date. The shares of common stock underlying such options, warrants, convertible stock and similar rights, are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for the purpose of computing the percentage of any other person. The calculations also assume the convertibility of all shares of preferred stock into 830.36 shares of common stock per share.
(3)	Based solely on a Form 4 filed by the University of Rochester, April 23, 2012. The address of the University of Rochester, 601 Elmwood Avenue, Admin Bldg. 263, Rochester, NY 14626. We have not attempted to verify independently any of the information contained in the Form 4.
(4)	Messrs. Klimasewski and Mintz are limited partners in Loeb Investors Company 147, LP, and disclaim any beneficial ownership of such shares. The address for Loeb Investors Company 147, LP is 61 Broadway, Suite 2400, New York, NY 10006.
(5)	Based solely on a Schedule 13D filed by Merck Global Health Innovation Fund, LLC filed April 13, 2012. Represents the voting power of 2,491,073 shares of common stock that may be acquired, beginning on the trading day following the effective date of the shareholder vote at the Annual Meeting, upon the conversion of Series C-1 Preferred Stock currently owned by Merck Global Health Innovation Fund, LLC. The address for Merck Global Health Innovation Fund, LLC is One Merck Drive, Whitehouse Station, New Jersey 08889-0100. The information set forth in the table also includes 1,361,316 shares of common stock issuable upon the exercise of the Series C Warrants, which are exercisable for a purchase price of $3,000,000.

(6)	Presently reported ownership includes 975,387, 405,923, 1,772,530, 57,390, 87,913, 57,390, 91,587, and 87,913 shares issuable under options exercisable within 60 days of April 30, 2013, held by Ms. Henderson and Messrs. Klimasewski, Markin, Kerpelman, Walts, Analoui, Mintz and Phelps, respectively. Mr. Walts’ reported ownership before the financing also includes 41,518 shares issuable upon conversion of Series A Preferred Stock. The address of each is c/o VirtualScopics, Inc., 500 Linden Oaks, Rochester, NY, 14625.
(8)	Mr. Phelps was the Provost of the University of Rochester. Mr. Phelps disclaims any beneficial ownership of the shares owned by the University of Rochester.
(9)	Dr. Rubin has served as a director since April 3, 2012. Does not include securities held by Merck Global Health Innovation Fund, LLC, of which he is an investment principal. Dr. Rubin disclaims any beneficial ownership of the shares held by Merck Global Health Innovation Fund, LLC.

Preferred Stock

	Number of Preferred Shares Beneficially Owned (1)	Percentage of Preferred Shares Beneficially Owned (2)
5% or greater stockholders
Philip J. Hempleman (3)(4)	1,500	25.9%
SRK Management Co. (5)(6)	500	8.6%
Merck Global Health Innovation Fund, LLC(7)	3,000	51.8%

(1)	Includes all shares of Series A Preferred Stock, Series B Preferred Stock and Series C-1 Preferred Stock held. There are currently no options, warrants, convertible stock, or similar rights to purchase shares of Series A Preferred Stock, Series B Preferred Stock or Series C-1 Preferred Stock. Each share of Series A Preferred Stock, Series B Preferred Stock and Series C-1 Preferred Stock is convertible into 830.36 shares of common stock.
(2)	The calculation in this column is based upon 2,190 shares of Series A Preferred Stock, 600 shares of Series B Preferred Stock and 3,000 shares of Series C-1 Preferred Stock outstanding on April 30, 2013. There are currently no options, warrants, convertible stock, or similar rights to purchase shares of Series A Preferred Stock, Series B Preferred Stock or Series C-1 Preferred Stock.
(3)	Shares owned by Mr. Philip J. Hempleman and the 1998 Hempleman Family Trust, each having an address of Two Dublin Hill Drive, Greenwich, CT 06830.
(4)	Shares indicated represent Series A Preferred Stock.
(5)	Shares indicated represent Series B Preferred Stock.
(6)	The address of SRK Management Co. is 810 Seventh Avenue, 41st Floor, New York, New York 10019.
(7)	Shares indicated represent Series C-1 Preferred Stock currently owned by Merck Global Health Innovation Fund, LLC. The address of Merck Global Health Innovation Fund, LLC is One Merck Drive, Whitehouse Station, New Jersey 08889-0100.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee Charter requires that the Audit Committee shall have the responsibility to review and approve all related party transactions of the Company. We are not aware of any related party transaction during the last fiscal year that would require disclosure.

Director Independence

For information regarding director independence, please see Item 10 above under the caption “Directors”.

ITEM 14. Principal Accountant Fees and Services

Fees for Audit and Other Services

The following table shows the fees billed or expected to be billed to us for the audit and other services provided by Marcum LLP for 2012 and 2011:

	2012	2011
Audit Fees	$134,768	$142,178
Audit Related Fees	-	-
Total Audit and Audit Related Fees	134,768	142,178

Tax Fees	-	-

Total Fees	$134,768	$142,178

Audit Fees. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. This category also includes the review of interim financial statements, SEC registration statements and comfort letters.

Audit Related Fees. The services for fees under this category include other accounting advice.

Tax Fees. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee administers our engagement of Marcum LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Marcum LLP, and whether for reasons of efficiency or convenience it is in our best interest to engage its independent auditor to perform the services. The Audit Committee has determined that performance by Marcum LLP of the non-audit services listed above did not affect their independence.

Prior to engagement, the Audit Committee pre-approves all independent auditor services. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires that those services be submitted to the Audit Committee for specific pre-approval before the Company can engage for them. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated reports any pre-approval decisions to the Audit Committee at its next scheduled meeting.

ITEM 15: Exhibits

The list of exhibits required by this Item is incorporated in this Item by reference to the exhibit index attached after the signature page to this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2013	VirtualScopics, Inc. (Registrant)

/s/ Molly Henderson
Chief Business and Financial Officer, Sr. Vice President

Exhibit Index

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

