Form 10-Q
period 2013-03-31
VirtualScopics, Inc.
filed 2013-05-15
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-52018

VirtualScopics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2013, there were 29,799,523 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-14
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20
	ITEM 4: Controls and Procedures	21

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	21
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3: Defaults Upon Senior Securities	21
	ITEM 4: Mine Safety Disclosures	22
	ITEM 5: Other Information	22
	ITEM 6: Exhibits	22

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$7,265,060	$8,523,807
Accounts receivable, net	2,168,984	1,762,507
Prepaid expenses and other current assets	460,116	437,698
Total current assets	9,894,160	10,724,012

Patents, net	1,428,511	1,470,436
Property and equipment, net	360,416	399,569
Other assets	-	5,428
Total assets	$11,683,087	$12,599,445

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$991,762	$856,702
Accrued payroll	431,484	481,661
Unearned revenue	248,299	272,509
Dividends payable	167,333	125,333
Derivative liabilities	11,080	15,950
Total current liabilities	1,849,958	1,752,155

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series C-1; 3,000 shares authorized; issued and outstanding, 3,000 shares at March 31, 2013 and December 31, 2012; liquidation preference $1,000 per share	3	3
Series B; 6,000 shares authorized; issued and outstanding, 600 shares at March 31, 2013 and December 31, 2012; liquidation preference $1,000 per share	1	1
Series A; 8,400 shares authorized; issued and outstanding, 2,190 shares at March 31, 2013 and December 31, 2012; liquidation preference $1,000 per share	2	2
Series C-2; 3,000 shares authorized; none issued and outstanding, at March 31, 2013 and December 31, 2012; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized; issued 29,958,795 and 29,799,523 shares at March 31, 2013 and December 31, 2012, respectively; outstanding, 29,799,523 shares at March 31, 2013 and December 31, 2012, respectively	29,800	29,800
Additional paid-in capital	21,879,871	21,781,084
Accumulated deficit	(12,076,548)	(10,963,600)
Total stockholders' equity	9,833,129	10,847,290
Total liabilities and stockholders' equity	$11,683,087	$12,599,445

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$2,282,831	$3,293,659
Reimbursement revenues	249,756	408,500
Total revenues	2,532,587	3,702,159

Cost of services	1,497,539	1,882,745
Cost of reimbursement revenues	249,756	408,500
Total cost of services	1,747,295	2,291,245
Gross profit	785,292	1,410,914

Operating expenses
Research and development	453,411	381,235
Sales and marketing	357,652	336,213
General and administrative	995,372	800,627
Depreciation and amortization	96,313	111,619
Total operating expenses	1,902,748	1,629,694

Operating loss	(1,117,456)	(218,780)

Other income (expense)
Other income	1,010	416
Other expense	(1,372)	(268)
Unrealized gain (loss) on change in fair value of derivative liabilities	4,870	(394,912)
Total other income (expense)	4,508	(394,764)

Net loss	(1,112,948)	(613,544)

Preferred stock dividends	42,000	12,000
Net loss available to common stockholders	$(1,154,948)	$(625,544)

Weighted average number of common shares outstanding – basic and diluted	29,799,523	29,370,687

Basic and diluted loss per common share	$(0.04)	$(0.02)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,112,948)	$(613,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,313	111,619
Loss on disposal of long lived assets	12,187
Stock-based compensation	140,787	189,267
Fair value adjustment of derivative liabilities	(4,870)	394,912
Changes in operating assets and liabilities:
Accounts receivable	(406,477)	(582,652)
Prepaid expenses and other assets	(16,990)	(96,434)
Accounts payable and accrued expenses	135,060	163,357
Accrued payroll	(50,177)	(337,547)
Unearned revenue	(24,210)	359,910
Total adjustments	(118,377)	202,432
Net cash used in operating activities	(1,231,325)	(411,112)

Cash flows from investing activities
Purchases of property and equipment	(23,069)	(23,051)
Acquisition of patents	(4,353)	(505)
Net cash used in investing activities	(27,422)	(23,556)

Cash flows from financing activities
Cash dividends on Series B preferred stock	-	(12,000)
Net cash used in financing activities	-	(12,000)
Net decrease in cash	(1,258,747)	(446,668)
Cash
Beginning of period	8,523,807	5,737,009
End of period	$7,265,060	$5,290,341

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on Series B and C-1 preferred stock	$42,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

As of the date of this report, and as previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”), the Company is out of compliance with section 5550(a)(2) of the Nasdaq Stock Market (“Nasdaq”) rules, the minimum bid price requirements. Nasdaq has extended the compliance period due to general market conditions and the Company now has until August 26, 2013 to regain compliance by maintaining a bid price of its common stock of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. The Company’s intention is to maintain its listing on Nasdaq and is currently assessing its options to regain compliance.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. The Company also records, when necessary, deemed dividends for the intrinsic value of the conversion options embedded in preferred stock based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred stock.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 3 - Stock-Based Compensation

For the three months ended March 31, 2013 and 2012, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost of service revenues	$12,842	$13,331
Research and development	19,565	24,909
Sales and marketing	3,044	5,141
General and administrative	100,331	137,761
Total stock-based compensation	$135,782	$181,142

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. Through the second quarter of 2012, the Company had estimated its expected volatility from an index of historical stock prices of comparable entities whose share prices were publicly traded and averaged with the Company’s historical stock prices, excluding the first ten months due to the discreet and non-recurring nature of the trading. Beginning in the third quarter of 2012, the Company estimated its expected volatility using only its own historical stock prices, continuing to exclude the first ten months due to the discreet and non-recurring nature of the trading, as management determined this assumption to be a better indicator of value at this time. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates used during the three months ended March 31, 2013 and 2012 ranged from 7.2% to 7.5%. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2013 and 2012 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31,
	2013	2012
Risk free interest rate	1.3%	1.1%
Expected term (years)	6.6	6.3
Expected volatility	68.3%	56.2%
Expected dividend yield	-	-

A summary of the employee stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2013	5,975,038	$1.30
Granted	12,000	0.74
Exercised	-
Cancelled/Forfeited	(5,500)	1.29
Expired	(26,886)	2.24
Options outstanding at March 31, 2013	5,954,652	1.30	5.40
Options exercisable at March 31, 2013	4,855,385	1.30	4.86

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 and 2012 was $5,632 and $214,499, respectively.

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

The initial closing under the Purchase Agreement took place on April 3, 2012 at which the Company sold to GHI 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock for an aggregate purchase price of $3,000,000, net of issuance costs of approximately $334,000. The terms of the financing provided for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of its quantitative imaging center on or before April 3, 2013. The second closing did not occur, however, the Company is continuing to pursue its efforts in this area, specifically, as it relates to obtaining FDA acceptance.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2013, dividends payable to Series B and C-1 convertible preferred stockholders amounted to $48,000 and $119,333, respectively and are included in dividends payable on the Company’s condensed consolidated balance sheet.

Restricted Stock Awards

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award and expiration of the restrictions. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense. Shares contained in the unvested portion of restricted stock awards are forfeited upon termination of employment, unless otherwise agreed. The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

A summary of the restricted stock award activity for the three months ended March 31, 2013 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	-
Granted	159,272	0.74
Vested	-
Forfeited	-
Nonvested at March 31, 2013	159,272	0.74

The Company incurred $5,005 and $8,125 in compensation expense during the three months ended March 31, 2013 and 2012, respectively, related to the restricted stock awards granted to Board members and Company officers. During the first three months of 2013, the Company issued an aggregate 159,272 restricted stock awards to the CEO and CFO having a grant date fair value of $117,861 ($0.74 per unit) and vest over a four year period.

NOTE 5 - Derivative Liabilities

Derivative liabilities resulting from certain warrants issued in connection with the Company’s Series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31, 2013	December 31, 2012
Series B warrants:
Risk-free interest rate	0.19%	0.22%
Expected volatility	52.17%	65.94%
Expected life (in years)	1.44	1.69
Expected dividend yield	-	-

Number of warrants	214,229	214,229

Fair value	$11,080	$15,950

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

The fair value of these warrant liabilities was $11,080 at March 31, 2013. The net change in fair value during the first three months of 2013 is $4,870, which was reported in the Company’s condensed consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2013:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at March 31, 2013
	Total Carrying Value at March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$11,080	$-	$-	$11,080

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

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market, such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the period ending March 31, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended
	March 31,
	2013	2012
Beginning balance	$15,950	$156,596
Net unrealized (gain) loss on the derivative liabilities	(4,870)	394,912
Ending balance	$11,080	$551,508

NOTE 6 – Loss Per Share

Basic earnings and loss per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three months ending March 31, 2013 and 2012:

	2013	2012
Convertible preferred stock	4,807,773	2,316,700
Warrants to purchase common stock	2,383,021	1,346,926
Non-vested restricted stock awards	159,272	-
Options to purchase common stock	5,959,996	6,102,665
Total	13,310,062	9,766,291

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of March 31, 2013 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of March 31, 2013, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 32%, 14%, and 11% of total revenue for the three months ended March 31, 2013. Two customers accounted for 46% and 11% of total revenue for the three months ended March 31, 2012.

Three customers accounted for approximately 45%, 12%, and 12% of accounts receivable as of March 31, 2013. Three customers accounted for 52%, 11%, and 10% of accounts receivable as of March 31, 2012.

NOTE 9 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”)) 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock. Revenues generated from Merck were $182,949 and $457,110 for the three months ending March 31, 2013 and 2012, respectively. The accounts receivable balance due from Merck was $75,380 and $264,024 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 10 - Subsequent Events

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012 included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

We are a leading provider of imaging solutions to accelerate drug and medical device development. We have developed a robust software platform for analysis and modeling of both structural and functional medical images. In combination with our industry-leading experience and expertise in advanced imaging biomarker measurement, this platform provides a uniquely clear window into the biological activity of drugs and devices in clinical trial patients, allowing pharmaceutical, biotechnology and medical device companies to make better decisions faster. Additionally, our technology is believed to help curtail trials that are not likely to be beneficial and to avoid mistaken termination of trials of compounds that are likely to prove efficacious, as well as to allow our customers to expedite compounds that are demonstrating response. This is done through:

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

In July 2000, we were formed after being spun out of the University of Rochester and in June 2002, we purchased the underlying technology and patents created by our founders from the University of Rochester. We own all rights to the patents underlying our technology.

Revenues since inception have been derived primarily from image analysis services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology and musculoskeletal diseases. We have also derived a portion of our revenue from consulting services and pharmaceutical drug trials in the neurology and cardiovascular therapeutic areas. Revenues are recognized as the services are performed and as images are analyzed.

We continue to submit proposals and bids for new contracts, however, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by a customer. Additionally, due to the recent consolidation within our industry there can be no assurance that our pricing and services will be able to continue to stay competitive with other companies that may now have a stronger global presence as well as more experience within the phase III market due to their consolidation.

Additionally, once we enter into a new contract for participation in a drug trial, there are several factors that can affect whether we will realize the full benefits under the contract and the time over which we will realize that revenue. Customers may not continue our services due to many reasons including lack of demonstrated efficacy with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Revenues

We had revenues of $2,533,000 for the quarter ended March 31, 2013 compared to $3,702,000 for the comparable period in 2012, representing a $1,169,000, or 32% decrease. The decrease in revenues is related to a slowdown in the amount of new projects awarded in 2012 and delays in decisions being made by new and returning customers on outstanding proposals as well as delays in the initiation of previously awarded and contracted projects. In July of 2012 we hired two individuals to augment our sales efforts in Europe and the US West Coast, two areas which we believed had been underserviced in the past. We believe these individuals will help enable us to better attack the market and provide us greater visibility in those regions. In addition to hiring sales representatives, over the past year we have reorganized our sales function, which will allow our sales personnel more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we did see an increased number of requests for proposals in 2012 and the first three months of 2013, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we experienced in 2012.

During the first quarter of 2013, we performed work on 88 different projects in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 99 projects during the same period in 2012. During the first quarter of 2013, 61% of our business was in oncology services and 25% in musculoskeletal, and the remaining 14% was in other therapeutic areas. This compares to 70%, 22% and 8%, respectively, in 2012. During the first quarter of 2013, 68% of the revenues were derived from Phase II and III studies compared to 74% during the comparable period in 2012.

Gross Profit

We had a gross profit of $785,000 for the first quarter of 2013 compared to $1,411,000 for the comparable period in 2012, representing a $626,000, or 44%, decline. Our gross profit margin was 31% during the quarter ended March 31, 2013 compared to 38% during the first quarter of 2012. Excluding reimbursed charges, which yield no margin, our gross margin was 34% for the first quarter of 2013 compared to 42% in the first quarter of 2012. Our margins declined due to the decrease in our revenues as discussed above and our maintaining staffing levels to better support our customers and the mix of projects we are experiencing.

Research and Development

Research and development costs increased in the quarter ended March 31, 2013 by $72,000, or 19%, to $453,000, when compared to the quarter ended March 31, 2012. The increase resulted from our work to support our personalized medicine applications, including our 510k filing with the FDA. During the first quarter of 2013, we had three dedicated software developers working on our personalized medicine platform. Our other research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We believe the investments in personnel we made over the past two years within our development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs increased in the quarter ended March 31, 2013 by $22,000, or 7%, to $358,000 when compared to costs in the quarter ended March 31, 2012. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories during the third quarter of 2012. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2013 were $995,000, an increase of $194,000 or 24%, when compared to those expenses during the quarter ended March 31, 2012. The increase was mainly attributed to consultant fees in support of our personalized medicine initiative as well as higher legal and administrative costs. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $96,000 for the quarter ended March 31, 2013 compared to $112,000 during the quarter ended March 31, 2012. The reduction was due to a number of capital assets being completely depreciated during the first three months of 2013 and by decreases in capital purchases during 2012.

Other Income (Expense)

Other income for the quarter ended March 31, 2013 was $5,000 of other income compared to $395,000 of other expense for the quarter ended March 31, 2012. During the first quarter of 2013, we recognized a marked to market gain of $5,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5) compared to a non-cash marked to market loss of $395,000 for the quarter ended March 31, 2012. The aggregate decrease of $400,000 when compared to the first quarter of 2012 is attributable to the lower average price of our common stock during the first quarter of 2013 as compared to the first quarter of 2012 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing. As of March 31, 2013, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision as compared to the 902,038 at March 31, 2012.

Net Loss

Net loss for the quarter ended March 31, 2013 was $1,113,000 compared to $614,000 for the quarter ended March 31, 2012. The increase in our net loss was primarily related to lower revenues and gross profit, in addition to increased expenditures for the personalized medicine application, as discussed above.

Liquidity and Capital Resources

Our working capital as of March 31, 2013 was approximately $8,044,000 compared to $8,972,000 as of December 31, 2012. The decrease in working capital was primarily a result of decreased revenue and slower collections from customers resulting in our days sales outstanding increasing from 59 at December 31, 2012 to 70 at March 31, 2013 and the decline in gross margin.

Net cash used in operating activities totaled $1,231,000 in the three months ended March 31, 2013 compared to $411,000 in the comparable 2012 period. The increase is primarily due to our higher net loss for the three months ended March 31, 2013 compared to the prior period as well as the timing of advance payments on new projects and receipts from customers in the first three months of 2013 as compared to the first three months of 2012. Our days sales outstanding increased due to increasingly longer payment terms required by our larger customers. We do not expect, nor have we experienced, significant write-offs within our receivables.

We invested $27,000 in the purchase of equipment and the acquisition of patents in the first three months of 2013, compared to $24,000 for the investment in these items in the first three months of 2012. The slight increase reflects continued investments in our IT and IS infrastructure to support our core business and personalized medicine application.

There was no cash provided or used by our financing activities in the three months ended March 31, 2013 compared to cash used of $12,000 in the three months ended March 31, 2012. The decrease is a result of the Series B Preferred Stock holders’ dividends being accrued instead of paid. The Series B dividends are not payable until the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 preferred stock into common stock.

We currently expect that existing cash will be sufficient to fund our existing operations for the next 12 months and foreseeable future. Although we believe we have sufficient capital to continue our efforts to commercialize our personalized medicine solutions in the short term, our capital requirements will depend on the feedback we receive from the FDA and insurance providers (payers). As a result, there can be no assurance that we will have sufficient capital available to successfully commercialize our personalized medicine applications. If in the future our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures, our rate of expansion or our business operations.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;

•	our products and services require ongoing research and development and we may experience technical problems or delays and we may not have the funds necessary to continue their development;

•	a continued decline in new bookings and awards causing a decrease in our revenues and cash flows;

•	our new products and service offerings which are subject to government regulation and approval may cause us to incur additional costs in order to obtain such approval; and

•	other specific risks that may be referred to in this report or in our report on Form 10-K or the year ended December 31, 2012.

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2013. Based on that evaluation, the Company’s management, including the CEO and Principal Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On February 4, 2013, we entered into change in control bonus agreements with Jeff Markin, our President and CEO, and with Molly Henderson, our Chief Business and Financial Officer. In the event a change in control occurs on or prior to December 31, 2013, or an extended date determined by our compensation committee, the change in control bonus agreements provide for a cash payment of 25% of the executive's annual base salary for the year in which the change in control occurs if the executive remains in the continuous employment of the Company through the change in control or if the executive's employment is terminated by the Company without cause prior to the change in control. The foregoing description of the terms of the change in control bonus agreements does not purport to be a complete description and is qualified in its entirety by reference to the Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between the Company and Jeff Markin, that is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between the Company and Molly Henderson, that is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

Exhibit 10.1            Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between VirtualScopics, Inc. and Jeff Markin.

Exhibit 10.2            Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between VirtualScopics, Inc. and Molly Henderson.

Exhibit 31               Certification of Chief Executive Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32               Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

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

Dated: May 15, 2013	VIRTUALSCOPICS, INC.

/s/ Jeffrey Markin
Jeffrey Markin
President and Chief Executive Officer

/s/ Molly Henderson
Molly Henderson
Chief Business and Financial Officer, Senior Vice President

Exhibit Index

Exhibit 10.1            Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between VirtualScopics, Inc. and Jeff Markin.

Exhibit 10.2            Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between VirtualScopics, Inc. and Molly Henderson.

Exhibit 31               Certification of Chief Executive Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32               Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.

