Form 10-Q
period 2013-06-30
VirtualScopics, Inc.
filed 2013-08-13
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to______________________________________

Commission File Number: 000-52018______________________________________________________________

_________________________________VirtualScopics, Inc.____________________________

(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

_______________________________________(585)249-6231___________________________________

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

As of July 31, 2013, there were 29,799,523 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

TABLE OF CONTENTS

		Page Numbers
PART I	FINANCIAL INFORMATION

	ITEM 1: Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for thethree and six months ended June 30, 2013 and 2012 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-13
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21
	ITEM 4: Controls and Procedures	22

PART II	OTHER INFORMATION

	ITEM 1: Legal Proceedings	22
	ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 3: Defaults Upon Senior Securities	23
	ITEM 5: Other Information	23
	ITEM 6: Exhibits	23

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$7,145,743	$8,523,807
Accounts receivable, net	2,968,997	1,762,507
Prepaid expenses and other current assets	311,685	437,698
Total current assets	10,426,425	10,724,012

Patents, net	1,396,844	1,470,436
Property and equipment, net	280,007	399,569
Other assets	-	5,428
Total assets	$12,103,276	$12,599,445

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$746,042	$872,652
Accrued payroll	664,251	481,661
Unearned revenue	446,714	272,509
Dividends payable	209,333	125,333
Total current liabilities	2,066,340	1,752,155

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at June 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at June 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at June 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at June 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized; issued 29,958,795 and 29,799,523 shares at June 30, 2013 and December 31, 2012, respectively; outstanding, 29,799,523 shares at June 30, 2013 and December 31, 2012, respectively	29,800	29,800
Additional paid-in capital	21,949,391	21,781,084
Accumulated deficit	(11,942,261)	(10,963,600)
Total stockholders' equity	10,036,936	10,847,290
Total liabilities and stockholders' equity	$12,103,276	$12,599,445

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$3,546,607	$3,098,316	$5,829,438	$6,391,974
Reimbursement revenues	160,070	237,545	409,826	646,045
Total revenues	3,706,677	3,335,861	6,239,264	7,038,019

Cost of services	1,776,524	1,754,379	3,274,063	3,637,124
Cost of reimbursement revenues	160,070	237,545	409,826	646,045
Total cost of services	1,936,594	1,991,924	3,683,889	4,283,169
Gross profit	1,770,083	1,343,937	2,555,375	2,754,850

Operating expenses
Research and development	349,754	375,441	803,164	756,676
Sales and marketing	430,153	310,509	787,805	646,723
General and administrative	768,251	717,690	1,763,623	1,518,316
Depreciation and amortization	90,554	106,991	186,867	218,610
Total operating expenses	1,638,712	1,510,631	3,541,459	3,140,325

Operating income (loss)	131,371	(166,694)	(986,084)	(385,475)

Other income (expense)
Other income	3,342	715	4,351	1,130
Other expense	(9,510)	(5,446)	(10,881)	(5,713)
Unrealized gain (loss) on change in fair value of the derivative liabilities	9,083	108,459	13,953	(286,453)
Total other income (expense)	2,915	103,728	7,423	(291,036)

Net income (loss)	134,286	(62,966)	(978,661)	(676,511)

Preferred stock deemed dividend	-	1,806,919	-	1,806,919
Preferred stock dividends	42,000	41,333	84,000	53,333
Net income (loss) available to common stockholders	$92,286	$(1,911,218)	$(1,062,661)	$(2,536,763)

Weighted average basic shares outstanding	29,799,523	29,706,704	29,799,523	29,538,381
Weighted average diluted shares outstanding	34,671,384	29,706,704	29,799,523	29,538,381
Basic and diluted earnings (loss) per share	$0.00	$(0.06)	$(0.04)	$(0.09)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(978,661)	$(676,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,867	218,610
Loss on the disposal of assets	9,862	-
Stock-based compensation	252,307	321,943
Fair value adjustment of derivative liabilities	(13,953)	286,453
Changes in operating assets and liabilities
Accounts receivable	(1,206,490)	(388,460)
Prepaid expenses and other assets	131,441	(6,690)
Accounts payable and accrued expenses	(112,657)	(244,050)
Accrued payroll	182,590	(159,239)
Unearned revenue	174,205	(133,513)
Total adjustments	(395,828)	(104,946)
Net cash used in operating activities	(1,374,489)	(781,457)

Cash flows from investing activities
Purchases of property and equipment	(25,198)	(104,753)
Proceeds from the sale of equipment	28,441	-
Acquisition of patents	(6,818)	(10,511)
Net cash used in investing activities	(3,575)	(115,264)

Cash flows from financing activities
Proceeds from the exercise of warrants	-	262,500
Proceeds from the exercise of stock options	-	20,200
Proceeds from the issuance of series C-1 preferred stock and warrant, net of issuance costs	-	2,667,571
Cash dividends on series B preferred stock	-	(12,000)
Net cash provided by financing activities	-	2,938,271
Net (decrease) increase in cash	(1,378,064)	2,041,550
Cash
Beginning of period	8,523,807	5,737,009
End of period	$7,145,743	$7,778,559

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$209,333	$41,333
Reclassification of derivative liabilities to additional paid in capital in connection with the series C-1 preferred stock issuance	$-	$405,233

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

As of the date of this report, and as previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”), the Company is out of compliance with Rule 5550(a)(2) of the Nasdaq Stock Market (“Nasdaq”) Marketplace rules, the minimum bid price requirements. Nasdaq has extended the compliance period due to general market conditions, and the Company now has until August 26, 2013 to regain compliance by maintaining a bid price of its common stock of $1.00 or higher for a minimum of 10 consecutive business days, or such longer period as Nasdaq may determine to show the ability to maintain long-term compliance. The Company’s intention is to maintain its listing on Nasdaq and is currently assessing its options to regain compliance.

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

NOTE 3 - Stock-Based Compensation

For the three and six months ended June 30, 2013 and 2012, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term stock incentive plans and allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Cost of service revenues	$12,371	$13,427	$25,214	$26,758
Research and development	16,331	17,602	35,896	42,510
Sales and marketing	2,780	-	5,823	4,258
General and administrative	72,692	101,647	173,022	240,292
Total stock-based compensation	$104,174	$132,676	$239,955	$313,818

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

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. Through the second quarter of 2012, the Company had estimated its expected volatility from an index of historical stock prices of comparable entities whose share prices were publicly traded and averaged with the Company’s historical stock prices, excluding the first ten months due to the discreet and non-recurring nature of the trading. Beginning in the third quarter of 2012, the Company estimated its expected volatility using only its own historical stock prices, continuing to exclude the first ten months due to the discreet and non-recurring nature of the trading, as management determined this assumption to be a better indicator of value at this time. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates used during the six months ended June 30, 2013 and 2012 ranged from 7.2% to 7.5%. The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2013 and 2012 using the Black-Scholes option-pricing model:

	June 30,
	2013	2012
Risk free interest rate	1.3%	1.1%
Expected term (years)	6.6	6.3
Expected volatility	68.3%	56.2%
Expected dividend yield	-	-

A summary of the employee stock option activity for the six months ended June 30, 2013 is as follows:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2013	5,975,038	$1.30
Granted	12,000	0.74
Exercised	-
Cancelled/Forfeited	(21,000)	1.13
Expired	(148,316)	1.59
Options outstanding at June 30, 2013	5,817,722	1.29	5.26
Options exercisable at June 30, 2013	4,837,270	1.29	4.77

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2013 and 2012 was $5,632 and $219,946, respectively.

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

As of June 30, 2013, dividends payable to Series B and C-1 convertible preferred stockholders amounted to $60,000 and $149,333, respectively and are included in dividends payable on the Company’s condensed consolidated balance sheet.

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

A summary of the restricted stock award activity for the six months ended June 30, 2013 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	-
Granted	159,272	0.74
Vested	-
Forfeited	-
Nonvested at June 30, 2013	159,272	0.74

The Company incurred $12,352 and $8,125 in compensation expense during the six months ended June 30, 2013 and 2012, respectively, and $7,346 and $0 in compensation expense during the three months ended June 30, 2013 and 2012, respectively, related to the restricted stock awards granted to Board members and Company officers. During the first six months of 2013, the Company issued an aggregate 159,272 restricted stock awards to the CEO and CFO having a grant date fair value of $117,861 ($0.74 per unit) and vest over a four year period.

NOTE 5 - Derivative Liabilities

Derivative liabilities resulting from certain warrants issued in connection with the Company’s Series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2013	December 31, 2012
Series B warrants:
Risk-free interest rate	0.19%	0.22%
Expected volatility	64.04%	65.94%
Expected life (in years)	1.19	1.69
Expected dividend yield	-	-

Number of warrants	214,229	214,229

Fair value	$1,997	$15,950

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s policy for expected volatility is disclosed in Note 3 Stock-Based Compensation. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future. The warrants are considered to be level 3 financial liabilities in accordance with ASC 820 as there is no current market and determining the fair value requires significant judgment or estimation.

The fair value of these warrant liabilities was $1,997 at June 30, 2013 as compared to $37,816 at June 30, 2012 and has been classified within accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The net change in fair value during the first six months of 2013 is $13,953, which was reported in the Company’s condensed consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability. During the six months ended June 30, 2013, there were no transfers in or out of Level 3.

NOTE 6 – Earnings (Loss) Per Share

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table reconciles the numerator and denominator for the calculation:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) available to common stockholders - basic	$92,286	$(1,911,218)	$(1,062,661)	$(2,536,763)

Denominator - basic:
Weighted average number of common shares outstanding	29,799,523	29,706,704	29,799,523	29,538,381
Basic earnings (loss) per common share	$0.00	$(0.06)	$(0.04)	$(0.09)

Net income (loss) available to common stockholders - diluted	$92,286	$(1,911,218)	$(1,062,661)	$(2,536,763)

Denominator - diluted:
Weighted average number of common shares outstanding	29,799,523	29,706,704	29,799,523	29,538,381
Common share equivalents of outstanding stock options	64,088	-	-	-
Common share equivalents of outstanding stock convertible preferred stock	4,807,773	-	-	-
Weighted average number of common shares outstanding	34,671,384	29,706,704	29,799,523	29,538,381
Dilutive earnings (loss) per common share	$0.00	$(0.06)	$(0.04)	$(0.09)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:

Convertible preferred stock	-	4,807,773	4,807,773	4,807,773
Non-vested restricted stock awards	159,272	-	159,272	-
Stock options to purchase common stock	5,759,066	6,055,273	5,823,066	6,055,273
Warrants to purchase common stock	2,337,528	2,425,341	2,337,528	2,425,341

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of June 30, 2013 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of June 30, 2013, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 48%, 10%, and 10% of total revenue for the six months ended June 30, 2013. Two customers accounted for 47% and 10% of total revenue for the six months ended June 30, 2012.

The Company’s top two customers accounted for approximately 58% and 10% of total revenue for the three months ended June 30, 2013. Two customers accounted for 48% and 10% of total revenue for the three months ended June 30, 2012.

Two customers accounted for approximately 63% and 12% of accounts receivable as of June 30, 2013 as compared to the two customers accounting for 61% and 13% of accounts receivable as of June 30, 2012.

NOTE 9 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 2,491,073 shares of common stock and Series C-1 Warrants which are exercisable to purchase 1,361,316 shares of common stock. Revenues generated from Merck were $129,435 and $700,535 for the six months ended June 30, 2013 and 2012, respectively and $33,792 and $303,298 for the three months ended June 30, 2013 and 2012, respectively. The accounts receivable balance due from Merck was $9,164 and $96,096 as of June 30, 2013 and December 31, 2012, respectively.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2013 and 2012, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

We are a leading provider of imaging solutions to accelerate drug and medical device development. We have developed a robust software platform for analysis and modeling of both structural and functional medical images. In combination with our industry-leading experience and expertise in advanced imaging biomarker measurement, this platform provides a uniquely clear window into the biological activity of drugs and devices in clinical trial patients, allowing pharmaceutical, biotechnology and medical device companies to make better decisions faster. Additionally, we believe our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of trials of compounds that are likely to prove efficacious, as well as to allow our customers to expedite compounds that are demonstrating response. This is done through:

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

We continue to submit proposals and bids for new contracts, however, there can be no assurance that we will secure contracts from these efforts or that any such contracts or any of our existing contracts will not be cancelled by a customer. Additionally, due to the recent consolidation within our industry there can be no assurance that our pricing and services will be able to continue to stay competitive with other companies that may now have a stronger global presence as well as more experience within the phase III market as a result of this consolidation.

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

We are also pursuing the application of one of our technologies into the personalized medicine market. Specifically, we believe there could be further benefit of our blood flow and vascular permeability software tool in assisting patients and oncologists in determining whether an anti-angiogenic therapy is having the desired effect. We believe this application will assist oncologists with treatment planning for patients undergoing anti-angiogenic cancer therapies. We have begun the regulatory process for obtaining 510(k) clearance from the FDA for our application to be used as a tool to analyze Dynamic Contrast-Enhanced Magnetic Resonance Images (DCE-MRI), however, there can be no assurance that our software will be approved by the FDA or that it will achieve commercial success.

Results of Operations

Results of Operations for Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Revenues

We had revenues of $3,707,000 for the quarter ended June 30, 2013 compared to $3,336,000 for the comparable period in 2012, representing a $371,000, or 11%, increase in revenues. The increase was related to a six week, phase III breast cancer study that was delivered during the second quarter of 2013 and generated over $1 million in revenues and represented 35% of our revenues for the quarter. We do not anticipate a further significant revenue contribution from this project, or another project of equal magnitude in a condensed period, this year.

During the second quarter of 2013, we performed work on 90 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 96 projects during the same period in 2012. During the second quarter of 2013, 68% of our business was in oncology services and 20% in musculoskeletal, the remaining 12% was in other therapeutic areas. This compares to 67%, 24% and 9%, respectively, in 2012. During the second quarter of 2013, 82% of the revenues were derived from Phase II and III studies compared to 76% during the comparable period in 2012.

Gross Profit

We had a gross profit of $1,770,000 for the second quarter of 2013 compared to $1,344,000 for the comparable period in 2012, representing a $426,000, or a 32% increase. Our gross profit margin was 48% during the quarter ended June 30, 2013 compared to 40% during the second quarter of 2012. Excluding reimbursed charges, which yield no margin, our gross margin was 50% for the second quarter of 2013 compared to 43% in the second quarter of 2012. Our margins increased year over year due to the project mix and the volume of business during a given quarter. During the second quarter of 2013, we achieved improved gross margins due to the large Phase III study which we were able to deliver efficiently due to our new software release that enables quick, efficient and reliable analysis of traditional Phase III imaging endpoints.

Research and Development

Research and development costs decreased in the quarter ended June 30, 2013 by $26,000, or 7%, to $350,000, when compared to the quarter ended June 30, 2012. The decrease was due to a reduction in professional fees to support our 510k filing with the FDA for our first personalized medicine application and two fewer employees within the department during the quarter ended June 30, 2013 as compared to the second quarter of 2012. We believe our investments within the development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs increased in the quarter ended June 30, 2013 by $120,000, or 39% to $430,000, when compared to the quarter ended June 30, 2012. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories during the third quarter of 2012. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2013 were $768,000, an increase of $51,000 or 7%, when compared to the quarter ended June 30, 2012. The increase was attributed to general rate increases for personnel and the transfer of one employee to the department during the third quarter of 2012 in support of our personalized medicine initiative. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $91,000 for the quarter ended June 30, 2013 compared to $107,000 during the quarter ended June 30, 2012. The reduction was due to a number of capital assets being completely depreciated during the first six months of 2013 and a lower amount of capital purchases during 2012 and 2013.

Other Income

Other income for the quarter ended June 30, 2013 was $3,000 compared to $104,000 for the quarter ended June 30, 2012. During the second quarter of 2013, we recognized a marked to market unrealized gain of $10,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5) compared to a non-cash marked to market unrealized gain of $108,000 for the quarter ended June 30, 2012. The aggregate decrease of $99,000 when compared to the second quarter of 2012 is attributable to the lower average price of our common stock during the first six months of 2013 as compared to the same period in 2012.

Net Income (Loss)

Net income for the quarter ended June 30, 2013 was $134,000 compared to a net loss of $63,000 for the quarter ended June 30, 2012. The improvement in our net income over the prior period loss was primarily related to the increase in the gross profit and revenues during the quarter as described above.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Our revenues for the six months ended June 30, 2013 were $6,239,000, a decrease of $799,000 or 11% over the first half of 2012. The decrease in revenues is related to a slowdown in the amount of new projects awarded in 2012, delays in decisions being made by new and returning customers on outstanding proposals, and delays in the initiation of previously awarded and contracted projects. In July of 2012 we hired two individuals to augment our sales efforts in Europe and the US West Coast, two areas which we believed had been underserviced in the past. We believe greater presence in these regions will enable us to better attack the market and provide us greater visibility in those regions. In addition to hiring sales representatives, we have reorganized our sales function over the past year, which we believe will allow our sales personnel more time to pursue opportunities and interface with existing and prospective customers. Although the amount of new project awards has been slower than we experienced in previous years, we did see an increased number of requests for proposals in 2012 and the first six months of 2013, in particular through the PPD channel. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will help increase the level of business activity from what we experienced in 2012.

During the first six months of 2013, we performed work on 100 different projects in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 107 projects during the same period in 2012. During the first six months of 2013, 65% of our business was in oncology services and 22% in musculoskeletal, and the remaining 13% was in other therapeutic areas. This compares to 69%, 23% and 8%, respectively, in 2012. During the first six months of 2013, 76% of the revenues were derived from Phase II and III studies compared to 75% during the comparable period in 2012.

Gross Profit

We had a gross profit of $2,555,000 for the six months ended June 30, 2013 compared to $2,755,000 for the comparable period in 2012, representing a $200,000, or 7%, decline. Our gross margin for the six months ended June 30, 2013 was 41% compared to 39% for the first half of 2012. Excluding reimbursed charges, which yield no margin, our gross margin was 44% for the first six months of 2013 compared to 43% in the first six months of 2012. Our margins increased slightly year over year due to the project mix and the volume of business during a given quarter. Specifically, during the second quarter of 2013, we achieved improved gross margins due to the large Phase III study which we were able to deliver efficiently due to our new software release that enables quick, efficient and reliable analysis of traditional Phase III imaging endpoints.

Research and Development

Total research and development expenditures were $803,000 in the first half of 2013 compared to $757,000 for the comparable period in 2012, an increase of 6%. The expenditures were higher due to consultant and professional fees related to the continued development of the personalized medicine application. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2013 were $788,000 compared to $647,000 for the first half of 2012, an increase of 22%. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories during the third quarter of 2012. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc.

General and Administrative

General and administrative expenses for the six months ended June 30, 2013 were $1,764,000, an increase of $245,000 or 16%, over the first half of 2012. The increase was attributed to higher consulting fees and administrative costs which includes the transfer of one employee to the department during the third quarter of 2012 in support of our personalized medicine initiative.  General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $187,000 for the six months ended June 30, 2013 compared to $219,000 during the first half of June 30, 2012. The reduction was due to a number of capital assets being completely depreciated during the first six months of 2013 and by decreases in capital purchases during 2012.

Other Income (Expense)

Other income for the six months ended June 30, 2013 was $7,000 compared to other expense of $291,000 in the same period in 2012. During the first six months of 2013, we recognized a marked to market unrealized gain of $14,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5) compared to a non-cash marked to market unrealized loss of $286,000 for the six months ended June 30, 2012. The aggregate decrease of $300,000 when compared to the first six months of 2012 is attributable to the lower average price of our common stock during the first six months of 2013 as compared to the first six months of 2012 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing. As of June 30, 2013, the Company had 214,229 warrants outstanding subject to the anti-dilution adjustment provision, as compared to the 902,038 prior to the Series C-1 financing that occurred on April 3, 2012.

Net Loss

Our net loss for the six months ended June 30, 2013 was $979,000 compared to a net loss of $677,000 for the same period in 2012. The increase in our net loss was primarily related to lower revenues and gross profit during the first quarter of 2013, in addition to expenditures for the personalized medicine application, as discussed above.

Liquidity and Capital Resources

Our working capital as of June 30, 2013 was approximately $8,360,000 compared to $8,972,000 as of December 31, 2012. The decrease in working capital was primarily a result of decreased revenue resulting in additional cash used in operations. We do not expect, nor have we experienced, significant write-offs within our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,374,000 in the six months ended June 30, 2013 compared to net cash used in operating activities of $781,000 in the comparable 2012 period. The decrease is mostly due to the decrease in revenues and the timing of advance payments on new projects and receipts from customers in the first six months of 2013 as compared to the first half of last year.

We invested $32,000 in the purchase of equipment and the acquisition of patents in the first six months of 2013, compared to $115,000 for the investment in these items in the first six months of 2012. The decrease reflects investments in our IT and IS infrastructure in the first six months of 2012 that did not reoccur in 2013.

There was no cash provided or used by our financing activities in the six months ended June 30, 2013 compared to cash provided of $2,938,000 in the six months ended June 30, 2012. The decrease is a result of one time proceeds from the exercise of options and warrants during the first six months of 2012, and the closing of the financing agreement with GHI.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (other than our consulting agreements and operating leases for our corporate headquarters and certain equipment) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

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

Dated: August 13, 2013	VIRTUALSCOPICS, INC.

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

