Form 10-Q
period 2013-09-30
VirtualScopics, Inc.
filed 2013-11-14
CIK 1307752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to _________________________

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
As of October 31, 2013, there were 2,979,952 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.
TABLE OF CONTENTS

Page Numbers
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4-14
ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22
ITEM 4: Controls and Procedures	23

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	23
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3: Defaults Upon Senior Securities	23
ITEM 4: Mine Safety Disclosures	23
ITEM 5: Other Information	23
ITEM 6: Exhibits	24

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements
VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$7,003,656	$8,523,807
Accounts receivable, net	2,264,488	1,762,507
Prepaid expenses and other current assets	420,572	437,698
Total current assets	9,688,716	10,724,012

Patents, net	1,364,688	1,470,436
Property and equipment, net	226,530	399,569
Other assets	-	5,428
Total assets	$11,279,934	$12,599,445

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$673,131	$872,652
Accrued payroll	569,309	481,661
Unearned revenue	505,543	272,509
Dividends payable	251,333	125,333
Total current liabilities	1,999,316	1,752,155

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued 2,992,928 and 2,979,952 shares at September 30, 2013 and December 31, 2012, respectively; outstanding, 2,979,952 shares at September 30, 2013 and December 31, 2012, respectively	2,980	2,980
Additional paid-in capital	21,971,215	21,807,904
Accumulated deficit	(12,693,583)	(10,963,600)
Total stockholders' equity	9,280,618	10,847,290
Total liabilities and stockholders' equity	$11,279,934	$12,599,445

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$2,144,535	$3,095,080	$7,973,973	$9,487,055
Reimbursement revenues	83,342	233,137	493,168	879,181
Total revenues	2,227,877	3,328,217	8,467,141	10,366,236

Cost of services	1,328,406	1,633,024	4,602,469	5,270,148
Cost of reimbursement revenues	83,342	233,137	493,168	879,181
Total cost of services	1,411,748	1,866,161	5,095,637	6,149,329
Gross profit	816,129	1,462,056	3,371,504	4,216,907

Operating expenses
Research and development	376,595	414,913	1,179,760	1,171,589
Sales and marketing	347,977	314,991	1,135,782	961,714
General and administrative	747,708	684,052	2,511,330	2,202,368
Depreciation and amortization	88,863	101,393	275,730	320,003
Total operating expenses	1,561,143	1,515,349	5,102,602	4,655,674

Operating loss	(745,014)	(53,293)	(1,731,098)	(438,767)

Other income (expense)
Other income	1,030	1,044	5,381	2,174
Other expense	(6,680)	(7,206)	(17,561)	(12,920)
Unrealized (loss) gain on change in fair value of the derivative liabilities	(658)	(19,794)	13,295	(306,247)
Total other (expense) income	(6,308)	(25,956)	1,115	(316,993)

Net loss	(751,322)	(79,249)	(1,729,983)	(755,760)

Preferred stock deemed dividend	-	-	-	1,806,919
Preferred stock dividends	42,000	42,000	126,000	95,333
Net loss available to common stockholders	$(793,322)	$(121,249)	$(1,855,983)	$(2,658,012)

Weighted average basic and diluted shares Outstanding	2,979,952	2,974,776	2,979,952	2,960,868
Basic and diluted loss per share	$(0.27)	$(0.04)	$(0.62)	$(0.90)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,729,983)	$(755,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275,730	320,003
Loss on the disposal of assets	10,098	-
Stock-based compensation	289,311	465,888
Fair value adjustment of derivative liabilities	(13,295)	306,247
Changes in operating assets and liabilities
Accounts receivable	(501,981)	(293,167)
Prepaid expenses and other assets	22,554	(28,778)
Accounts payable and accrued expenses	(186,226)	(21,471)
Accrued payroll	87,648	(285,371)
Unearned revenue	233,034	(181,220)
Total adjustments	216,873	282,131
Net cash used in operating activities	(1,513,110)	(473,629)

Cash flows from investing activities
Purchases of property and equipment	(26,640)	(123,157)
Proceeds from the sale of equipment	28,441	-
Acquisition of patents	(8,842)	(16,576)
Net cash used in investing activities	(7,041)	(139,733)

Cash flows from financing activities
Proceeds from the exercise of warrants	-	262,500
Proceeds from the exercise of stock options	-	20,200
Proceeds from the issuance of series C-1 preferred stock and warrant, net of issuance costs	-	2,666,485
Cash dividends on series B preferred stock	-	(12,000)
Net cash provided by financing activities	-	2,937,185
Net (decrease) increase in cash	(1,520,151)	2,323,823
Cash
Beginning of period	8,523,807	5,737,009
End of period	$7,003,656	$8,060,832

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$251,333	$83,333
Reclassification of derivative liabilities to additional paid in capital in connection with the series C-1 preferred stock issuance	$-	$405,233

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

A Certificate of Amendment to effect a reverse stock split was approved by the Company's stockholders at its Annual Meeting of Stockholders held on August 13, 2013. The Company's stockholders granted the Board authority to effectuate a reverse stock split at a ratio of between 1-for-2 to 1-for-10. The Company’s Board of Directors subsequently approved a 1-for-10 reverse stock split of the Company’s outstanding common stock that was effected on August 21, 2013. Corresponding adjustments were made to the number of shares of common stock underlying the Company’s outstanding options, warrants, and preferred stock exercisable for or convertible into common stock and the related long-term incentive plans for such options. All share and related option information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the reduced number of shares resulting from this action.

On August 29, 2012, the Company received written notice from the Nasdaq Stock Market (“Nasdaq”) that the Company was out of compliance with Rule 5550(a)(2) of the Nasdaq Marketplace rules, the minimum bid price requirements. Thereafter, Nasdaq granted the Company an extension until August 26, 2013 to regain compliance. On September 5, 2013, the closing price of the Company's common stock was $4.84 per share which marked the tenth consecutive day the stock price had a closing bid price above $1.00 per share resulting in the Company regaining compliance with Nasdaq.

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

Recently Issued and Adopted Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 3 - Stock-Based Compensation

For the three and nine months ended September 30, 2013 and 2012, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term incentive plans and allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Cost of service revenues	$12,909	$18,039	$38,123	$44,796
Research and development	12,392	17,110	48,288	59,622
Sales and marketing	2,789	2,851	8,612	7,109
General and administrative	1,487	105,945	174,509	346,236
Total stock-based compensation	$29,577	$143,945	$269,532	$457,763

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. Through the second quarter of 2012, the Company had estimated its expected volatility from an index of historical stock prices of comparable entities whose share prices were publicly traded and averaged with the Company’s historical stock prices, excluding the first ten months due to the discreet and non-recurring nature of the trading. Beginning in the third quarter of 2012, the Company estimated its expected volatility using only its own historical stock prices, continuing to exclude the first ten months due to the discreet and non-recurring nature of the trading, as management determined this assumption to be a better indicator of value at this time. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates used during the nine months ended September 30, 2013 and 2012 ranged from 7.2% to 7.5%. The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2013 and 2012 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30,
	2013	2012
Risk free interest rate	1.5%	1.1%
Expected term (years)	6.6	6.3
Expected volatility	71.3%	57.6%
Expected dividend yield	-	-

A summary of the employee stock option activity for the nine months ended September 30, 2013 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Options outstanding at January 1, 2013	597,504	$13.03
Granted	1,850	7.15
Exercised	-
Cancelled/Forfeited	(30,070)	14.61
Expired	(14,906)	15.98
Options outstanding at September 30, 2013	554,378	12.84	4.90
Options exercisable at September 30, 2013	484,582	12.89	4.53

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $8,687 and $245,754, respectively.

NOTE 4 - Stockholders’ Equity

On April 3, 2012, the Company and Merck Global Health Innovation Fund, LLC (“GHI”) entered into a Series C Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) under which the Company agreed to sell GHI up to 6,000 shares of the Company’s Series C Preferred Stock and warrants to purchase up to 272,263 shares of common stock at an exercise price of $12.043 per share (the “Series C Warrants”) for a purchase price of $6,000,000 in two separate closings.

The initial closing under the Purchase Agreement took place on April 3, 2012 at which the Company sold to GHI 3,000 shares of Series C-1 Preferred Stock which were initially convertible into 249,107 shares of common stock and Series C-1 Warrants which were exercisable to purchase 136,132 shares of common stock for an aggregate purchase price of $3,000,000, net of issuance costs of approximately $334,000.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

The terms of the financing provided for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of its quantitative imaging center on or before April 3, 2013. The second closing did not occur.

As of September 30, 2013, dividends payable to Series B and C-1 convertible preferred stockholders amounted to $72,000 and $179,333, respectively and are included in dividends payable on the Company’s condensed consolidated balance sheet.

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

A summary of the restricted stock award activity for the nine months ended September 30, 2013 is as follows:

		Weighted
		Average
		Grant
	Number	Date Fair
	of Units	Value
Nonvested at January 1, 2013	-
Granted	15,927	7.40
Vested	-
Cancelled/Forfeited	(2,951)	7.40
Nonvested at September 30, 2013	12,976	7.40

The Company incurred $19,779 and $8,125 in compensation expense during the nine months ended September 30, 2013 and 2012, respectively, and $7,427 and $0 in compensation expense during the three ended September 30, 2013 and 2012, respectively, related to the restricted stock awards granted to Board members and Company officers. During the first nine months of 2013, the Company issued an aggregate 15,927 restricted stock awards to the CEO and CFO having a grant date fair value of $117,861 ($7.40 per unit) and vest over a four year period. On August 31, 2013, 2,951 restricted stock awards were forfeited as the result of the resignation of the former CFO.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - Derivative Liabilities

Derivative liabilities resulting from certain warrants issued in connection with the Company’s Series B financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30,	December 31,
	2013	2012
Series B warrants:
Risk-free interest rate	0.10%	0.22%
Expected volatility	62.28%	65.94%
Expected life (in years)	.94	1.69
Expected dividend yield	-	-

Number of warrants	21,423	21,423

Fair value	$2,655	$15,950

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s policy for expected volatility is disclosed in Note 3 Stock-Based Compensation. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future. The warrants are considered to be level 3 financial liabilities in accordance with ASC 820 as there is no current market and determining the fair value requires significant judgment or estimation and will expire in September 2014.

The fair value of these warrant liabilities was $2,655 at September 30, 2013 as compared to $57,610 at September 30, 2012 and has been classified within accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The net change in fair value during the first nine months of 2013 is $13,295, which was reported in the Company’s condensed consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the condensed consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability. During the nine months ended September 30, 2013, there were no transfers in or out of Level 3.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three and nine months ending September 30, 2013 and 2012:

	2013	2012
Convertible preferred stock	480,777	480,777
Warrants to purchase common stock	233,753	242,534
Non-vested restricted stock awards	12,976	-
Options to purchase common stock	554,898	597,980
Total	1,282,404	1,321,291

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of September 30, 2013 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of September 30, 2013, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 45%, 11%, and 11% of total revenue for the nine months ended September 30, 2013. Two customers accounted for 45% and 10% of total revenue for the nine months ended September 30, 2012.

The Company’s top three customers accounted for approximately 36%, 16%, and 14% of total revenue for the three months ended September 30, 2013. Two customers accounted for 40% and 11% of total revenue for the three months ended September 30, 2012.

Three customers accounted for approximately 53%, 15%, and 14% of accounts receivable as of September 30, 2013 as compared to the two customers accounting for 43% and 11% of accounts receivable as of September 30, 2012.

NOTE 9 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC 3,000 shares of Series C-1 Preferred Stock which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $164,171 and $966,190 for the nine months ended September 30, 2013 and 2012, respectively and $34,736 and $265,655 for the three months ended September 30, 2013 and 2012, respectively. The accounts receivable balance due from Merck was $20,532 and $96,096 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 10 - Subsequent Events

On October 25, 2013, the Company entered into a Separation, Waiver and Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, L. Jeffrey Markin. Under the terms of the Separation Agreement, Mr. Markin will receive monthly separation payments in the amount of $25,310 commencing on the date of the Separation Agreement and continuing until May 31, 2014, In addition, he will receive benefits through May 31, 2014, on terms comparable to the benefits provided for under his existing Employment Agreement with the Company dated February 24, 2009, as amended by the Amendment to Employment Agreement, dated December 28, 2012 (as amended, the “Employment Agreement”). The Employment Agreement was terminated and superseded by the Separation Agreement. Mr. Markin will also receive the 2013 bonus earned under the Company’s Bonus Plan, pro-rated to the date of the Separation Agreement. Unvested stock options, stock awards and restricted stock units granted to Mr. Markin will be forfeited as of the effective date of the Separation Agreement, other than 11,992 shares underlying restricted stock units for which vesting was accelerated to the date of termination. Also under the Separation Agreement, Mr. Markin provided a general release in favor of the Company and its affiliates. Mr. Markin is also obligated to comply with existing covenants not to compete, for nine months following the separation date, and of confidentiality.

VirtualScopics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the resignation of the former CEO, the Company entered into a Services Agreement with Converse & Company, dated October 25, 2013 (the “Services Agreement”), pursuant to which Eric T. Converse, a principal and shareholder of Converse & Company, will serve as interim President and Chief Executive Officer of the Company. Mr. Converse is also a director of the Company. Mr. Converse will perform the duties and responsibilities as are customary for the President and Chief Executive Officer of a company and report to, and be subject to the supervision of, the Board of Directors of the Company.  Converse & Company’s fees are based upon a monthly rate of $25,310, for an initial term of 6 months, which may be extended by the Company on a month-to-month basis.  The Services Agreement may be terminated by either the Company or Converse & Company on notice to the other, provided that a minimum 6 month payment is due unless terminated for cause by the Company or terminated by Converse & Company other than for good reason, each, as defined in the Services Agreement.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

We have been pursuing the application of our technology into the personalized medicine market. We are currently reevaluating our approach in this area. Over the past quarter, we worked on our response to the FDA’s latest questions on our 510k filing, however, we have delayed any additional work on the filing until we have more fully developed our business strategy in this area.

Results of Operations

Results of Operations for Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Revenues

We had revenues of $2,228,000 for the quarter ended September 30, 2013 compared to $3,328,000 for the comparable period in 2012, representing a $1,100,000, or 33%, decrease in revenues. The decrease in revenues is related to a slowdown in the amount of new projects awarded in 2012 and the timing of the initiation of awarded and contracted projects during the first nine months of 2013.  Over the past 15 months we have reorganized our sales function, which allows our sales personnel more time to pursue opportunities and interface with existing and prospective customers which included the hiring of two additional sales representatives.  As a result of these changes, we have experienced an increased number of requests for proposals and an increase in new project awards during the first nine months of 2013 as compared to the same period in 2012, in particular through our strategic alliance with PPD, Inc (“PPD”).

During the third quarter of 2013, we performed work on 99 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 93 projects during the same period in 2012. During the third quarter of 2013, 56% of our business was in oncology services and 28% in musculoskeletal, the remaining 16% was in other therapeutic areas. This compares to 72%, 18% and 10%, respectively, in 2012. During the third quarter of 2013, 71% of the revenues were derived from Phase II and III studies compared to 75% during the comparable period in 2012.

Gross Profit

We had a gross profit of $816,000 for the third quarter of 2013 compared to $1,462,000 for the comparable period in 2012, representing a $646,000, or a 44% decrease. Our gross profit margin was 37% during the quarter ended September 30, 2013 compared to 44% during the third quarter of 2012. Excluding reimbursed charges, which yield no margin, our gross margin was 38% for the third quarter of 2013 compared to 47% in the third quarter of 2012. Our gross profit declined due to the decrease in our revenues as discussed above and our margins decreased from the mix of services performed during the third quarter. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects.

Research and Development

Research and development costs decreased in the quarter ended September 30, 2013 by $38,000, or 9%, to $377,000, when compared to the quarter ended September 30, 2012. The decrease was due to a reduction in professional fees to support our previous 510k filing with the FDA and two fewer employees within the department during the quarter ended September 30, 2013 as compared to the third quarter of 2012. We believe our investments within the development group will better enable us to efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs increased in the quarter ended September 30, 2013 by $33,000, or 10% to $348,000, when compared to the quarter ended September 30, 2012. We experienced an increase in bookings, due to our sales and marketing initiatives, which resulted in higher commissions during the third quarter of 2013 as compared to the same period in 2012. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD channel.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2013 were $748,000, an increase of $64,000 or 9%, when compared to the quarter ended September 30, 2012. The increase was largely attributed to higher professional fees in connection with the reverse stock split transaction and business initiatives, which were offset by a decrease in stock compensation expense during the third quarter of 2013. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $89,000 for the quarter ended September 30, 2013 compared to $101,000 during the quarter ended September 30, 2012. The reduction was due to a number of capital assets being completely depreciated during the first nine months of 2013 and a lower amount of capital purchases during 2012 and 2013.

Other Expense

Other expense for the quarter ended September 30, 2013 was $6,000 compared to $26,000 for the quarter ended September 30, 2012. During the third quarter of 2013, we recognized a marked to market unrealized loss of $658 relating to the increase in fair value of warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5) compared to a non-cash marked to market unrealized loss of $20,000 for the quarter ended September 30, 2012. The aggregate decrease of $20,000 when compared to the third quarter of 2012 is attributable to the higher average price of our common stock during the third quarter of 2013 as compared to the same period in 2012.

Net Loss

Net loss for the quarter ended September 30, 2013 was $751,000 compared to a net loss of $79,000 for the quarter ended September 30, 2012. The increase in our net loss was primarily related to lower revenues and gross profit, in addition to increased general and administrative expenditures, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Our revenues for the nine months ended September 30, 2013 were $8,467,000, a decrease of $1,899,000 or 18% over the first nine months of 2012.   The decrease in revenues is related to a slowdown in the amount of new projects awarded in 2012 and the timing of the initiation of awarded and contracted projects during the first nine months of 2013.  Over the past 15 months we have reorganized our sales function, which allows our sales personnel more time to pursue opportunities and interface with existing and prospective customers which included the hiring of two additional sales representatives. As a result of these changes, we have experienced an increased number of requests for proposals and an increase in new project awards during the first nine months of 2013 as compared to the same period in 2012, in particular through our strategic alliance with PPD, Inc.

During the first nine months of 2013, we performed work on 117 different projects in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 114 projects during the same period in 2012. During the first nine months of 2013, 63% of our business was in oncology services and 24% in musculoskeletal, and the remaining 13% was in other therapeutic areas. This compares to 70%, 21% and 9%, respectively, in 2012. During the first nine months of 2013, 75% of the revenues were derived from Phase II and III studies compared to 75% during the comparable period in 2012.

Gross Profit

We had a gross profit of $3,372,000 for the nine months ended September 30, 2013 compared to $4,217,000 for the comparable period in 2012, representing a $845,000, or 20%, decline. Our gross margin for the nine months ended September 30, 2013 was 40% compared to 41% for the first nine months of 2012. Excluding reimbursed charges, which yield no margin, our gross margin was 42% for the first nine months of 2013 compared to 44% in the first nine months of 2012. Our gross profit declined due to the decrease in our revenues as discussed above and the margins decreased from the mix of services performed during the first nine months of 2013. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects.

Research and Development

Total research and development expenditures were $1,180,000 in the first nine months of 2013 compared to $1,172,000 for the comparable period in 2012, an increase of 1%. The expenditures were slightly higher due to consultant and professional fees related to the development of the personalized medicine application offset by four fewer employees within the department during the nine months ended September 30, 2013 as compared to the first nine months of 2012. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2013 were $1,136,000 compared to $962,000 for the first nine months of 2012, an increase of 18%. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories during the third quarter of 2012. Additionally, we experienced an increase in bookings, due to our sales and marketing initiatives, which resulted in higher commissions during the first nine months of 2013 as compared to the same period in 2012. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD channel.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2013 were $2,511,000, an increase of $309,000 or 14%, over the first nine months of 2012. The increase was attributed to higher consulting fees and administrative costs which includes the transfer of one employee to the department during the third quarter of 2012 in support of our personalized medicine initiative. Additionally, the Company incurred higher professional fees in connection with the reverse stock split transaction and business initiatives offset by a decrease in stock compensation expense during the third quarter of 2013. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $276,000 for the nine months ended September 30, 2013 compared to $320,000 during the first nine months ended September 30, 2012. The reduction was due to a number of capital assets being completely depreciated during the first nine months of 2013 and decreases in capital purchases during 2012.

Other Income (Expense)

Other income for the nine months ended September 30, 2013 was $1,000 compared to other expense of $317,000 in the same period in 2012. During the first nine months of 2013, we recognized a marked to market unrealized gain of $13,000, relating to the decrease in fair value of warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5) compared to a non-cash marked to market unrealized loss of $306,000 for the nine months ended September 30, 2012. The aggregate decrease of $319,000 when compared to the first nine months of 2012 is attributable to the lower average price of our common stock during the first nine months of 2013 as compared to the first nine months of 2012 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing. As of September 30, 2013, the Company had 21,423 warrants outstanding subject to the anti-dilution adjustment provision, as compared to the 90,204 prior to the Series C-1 financing that occurred on April 3, 2012.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $1,730,000 compared to a net loss of $756,000 for the same period in 2012. The increase in our net loss was primarily related to lower revenues and gross profit during the first nine months of 2013, in addition to expenditures for the personalized medicine application, as discussed above.

Liquidity and Capital Resources

Our working capital as of September 30, 2013 was approximately $7,689,000 compared to $8,972,000 as of December 31, 2012. The decrease in working capital was primarily a result of decreased revenue resulting in additional cash used in operations. We do not expect, nor have we experienced, significant write-offs within our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,513,000 in the nine months ended September 30, 2013 compared to net cash used in operating activities of $474,000 in the comparable 2012 period. The increase in the use of cash is mostly due to the decrease in revenues and the timing of receipts from customers in the first nine months of 2013 as compared to the first nine months of last year.

We invested $35,000 in the purchase of equipment and the acquisition of patents in the first nine months of 2013, compared to $140,000 for the investment in these items in the first nine months of 2012. The decrease reflects investments in our IT and IS infrastructure in the first nine months of 2012 that did not reoccur in 2013.

There was no cash provided or used by our financing activities in the nine months ended September 30, 2013 compared to cash provided of $2,937,000 in the nine months ended September 30, 2012. The decrease is a result of one time proceeds from the exercise of options and warrants during the first nine months of 2012, and the closing of the financing agreement with GHI.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;

•	our products and services require ongoing research and development and we may experience technical problems or delays and we may not have the funds necessary to continue their development;

•	a decline in new bookings and awards causing a decrease in our revenues and cash flows;

•	our new products and service offerings which are subject to government regulation and approval may cause us to incur additional costs in order to obtain such approval; and

•	other specific risks that may be referred to in this report or in our report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1       Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. filed with the Secretary of State of the State of Delaware on August 21, 2013 (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2013 (File No. 000-52018))

Exhibit 10.1       Separation, Waiver and Release Agreement between the Company and L. Jeffrey Markin dated October 25, 2013

Exhibit 10.2       Services Agreement between the Company and Converse & Company and Eric Converse dated October 25, 2013

Exhibit 10.3       Indemnification Agreement between the Company and Eric Converse dated October 25, 2013 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)

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

Dated: November 14, 2013	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Acting Chief Financial Officer

Exhibit Index

Exhibit 3.1              Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. filed with the Secretary of State of the State of Delaware on August 21, 2013 (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2013 (File No. 000-52018))

Exhibit 10.1              Separation, Waiver and Release Agreement between the Company and L. Jeffrey Markin dated October 25, 2013

Exhibit 10.2              Services Agreement between the Company and Converse & Company and Eric Converse dated October 25, 2013

Exhibit 10.3              Indemnification Agreement between the Company and Eric Converse dated October 25, 2013 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)

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

