Form 10-K
period 2013-12-31
VirtualScopics, Inc.
filed 2014-03-31
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2013 was approximately $8,018,290 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, series B preferred stock or series C preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of February 28, 2014, there were outstanding 2,991,869 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2014 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2014, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,” contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;
•	loss of market share due to competing products and services;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management and scientific personnel;

•	inability to raise sufficient additional capital to operate our business, if necessary, and;

•	changes in government regulations;

•	other specific risks that may be referred to in this report.

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

Business Overview

Our image-based measurement and visualization tools enable automated, accurate and reproducible measurement of minute changes that occur in anatomic structures in musculoskeletal, oncological, cardiological and neurological diseases. For pharmaceutical, biotechnology and medical device manufacturers, these tools can significantly alleviate or reduce clinical development bottlenecks by increasing the speed, accuracy and reliability of the demonstration of a new compound’s efficacy. Further, these measurements can be used to assess the viability of continuing a drug development project and eliminate as soon as possible further investigation of a drug that is likely to fail. Early termination is critical to the pharmaceutical industry to prevent the expenditure of research and development (“R&D”) funds on a drug that will not perform as expected. We believe that this is especially important today with the large number of compounds that are awaiting evaluation.

We are continuously looking for opportunities to expand the use of our quantitative imaging into new markets. We had been working on the first of these applications which we believe would have significant benefits to society. This was our blood flow and vascular permeability software tool which could provide patients and oncologists information to assist in determining whether an anti-angiogenic therapy is having the desired effect. We are currently reevaluating our approach in this Personalized Medicine opportunity and have delayed any additional work on this application until we have more fully developed our business strategy in this area. There can be no assurance that we will experience significant demand for any opportunities that are pursued, or that we will have sufficient capital available to successfully commercialize any application.

Benefits to Pharmaceutical, Biotech and Medical Device Companies

The benefits to pharmaceutical companies from using our image analysis tools can include shorter clinical development time and earlier determination of the effectiveness or ineffectiveness of a new drug or compound. Our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of the investigation of compounds that are likely to prove efficacious, through:

•	improved precision in the measurement of traditional imaging biomarkers resulting in shorter observation periods, with beneficial cost savings within a clinical trial;

•	advanced imaging biomarkers, which are better correlated with disease states, again reducing trial length and therefore costs; and

•	reduced processing time for image data analysis through automation.

In addition, our technology reduces aggregate clinical development costs through:

•	improved precision of traditional imaging biomarkers, thus requiring smaller patient populations and lower administrative costs; and

•	advanced imaging biomarkers that serve as better correlates, leading to better early screening and elimination of weak drug candidates in pre-clinical and early phase trials.

Our Technology Solution

Oncology Applications

Automated Measurement of Tumor Structure in Oncology

Volumetric imaging modalities such as X-Ray Computed Tomography (CT), Magnetic Resonance Imaging (MRI), and Positron Emission Tomography (PET) can provide a wealth of information about tumor size, structure, and function. However, the standard for clinical assessment of both tumor response to therapy and disease progression, the Response Evaluation Criteria in Solid Tumors (RECIST), focuses on the measurement of a single diameter in the axial plane for each measurable tumor, ignoring much of this additional information. VirtualScopics has developed a system which allows the rapid and efficient assessment of oncology patients per standard RECIST criteria, while also permitting the measurement of more sensitive measures including tumor volume, tumor metabolic rate via FDG-PET, tumor mitotic rate via FLT-PET, or tumor cellular density via diffusion MRI. VirtualScopics’ flexible workflow engine allows us to efficiently handle both large Phase III studies for which RECIST evaluation is the only endpoint, and smaller Phase I and Phase II studies where sponsors may need much more detailed information in order to make go/no-go decisions based on small patient populations.

In a recent Phase Ib oncology trial for a large sponsor, VirtualScopics was able to use high-precision assessment of tumor blood flow and vascular permeability to determine that the study drug, which was believed to have an anti-angiogenic mechanism of action, was not showing any sign of clinical efficacy. Our highly accurate and precise semi-automated analysis system allowed us to demonstrate this with fewer than 10 enrolled patients. This led to the cancellation of further development of the compound, potentially saving the sponsor several million dollars in additional development costs.

At the opposite end of this spectrum, VirtualScopics was recently asked to complete a retrospective RECIST read for a large Phase III trial which was rapidly approaching database lock. Our analysis system allowed us to complete this read, which comprised greater than 10,000 total scans, in less than six weeks, and to deliver the results with 100% accuracy.

Innovation in Image-Based Biomarkers

With a multidisciplinary team of medical professionals (including staff radiologists), scientists and software developers, we deliver unparalleled innovation in the analysis of specific biomarkers. Measurements may include specific Food and Drug Administration (“FDA”) acknowledged (e.g. RECIST) biomarkers as well as secondary or exploratory endpoints such as cavitation/necrosis, cellular density, or metabolic rate. By extracting substantially more information from existing imaging modalities such as CT or MRI, we believe we offer a more definite and efficient basis for determining the course of clinical trials.

Measurement of Blood Flow and Metabolic Activity

A growing number of anti-cancer drugs both on the market (e.g., Iressa and Avastin) and under development are designed to reduce the blood supply available to tumors, thereby depriving them of the ability to grow and spread. During development, these compounds require the ability to accurately measure blood flow and vascular permeability in vivo, in order to determine dose-response relationships and compound efficacy. In the clinic, this same capability is necessary in order to determine whether a particular patient is responding to treatment. We have developed a method, using dynamic contrast enhanced magnetic resonance imaging (DCE-MRI), to accomplish this. This technique involves repeated imaging, generally every two to six seconds, for a period of several minutes before and after the injection of a gadolinium-based, FDA-approved, contrast agent. Contrast concentration changes over time can then be measured both in normal and cancerous tissues, and based on this information parameters such as blood flow, blood volume and vascular permeability can be derived. These parameters have been shown to relate directly to the activity of anti-angiogenesis and anti-vascular cancer drugs, and to allow the prediction of response or failure after only a few days of treatment, as in the example given above.

With dynamic contrast-enhanced series, changes in signal intensity can be related to tracer concentration in tissues. This information can be used to determine the blood flow to the tumor.

Musculoskeletal Applications

Our image analysis provides a degree of accuracy and reproducibility that cannot be duplicated by manual techniques. Traditional radiologic interpretation of medical images is qualitative and subjective. Using semi-automated, computer-assisted assessment techniques produces quantitative results that are accurate, reproducible and objective. Unlike manual assessment methods, our computer-aided approach allows the user to track the boundary location of each structure in a data set from one scan to another, even if the patient is not positioned in precisely the same way for each scan, or if there have been some anatomical changes between scans. For cartilage volumes and thickness measurements, the Coefficient of Variation (CV) typically falls between 2% and 4% - we can detect minute changes with statistical confidence, allowing our clients to reduce study populations or shorten study durations. For changes in muscle volume, our semi-automated algorithms decrease the variability to below 1%. The reason for this is two-fold: the algorithms that identify the boundaries are both accurate and reproducible, and the time-savings produced by the algorithm reduces reader fatigue – instead of spending six hours reading a case, the reader is able to complete their analysis in about 25% of the time or less.

With our automated analysis, researchers can more confidently make the go/no go decision for a compound early in the evaluation process, allowing scarce resources to be allocated to the most promising candidates. For changes in muscle volume, our semi-automated algorithms decrease the variability to below 1%. The reason for this is two-fold: the algorithms that identify the boundaries are both accurate and reproducible, and the time-savings produced by the algorithm reduces reader fatigue – instead of spending six hours reading a case, the reader is able to complete their analysis in about 25% of the time or less.

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

Fatty Liver Disease

Many diseases and safety assessments benefit from the ability to calculate accurate hepatic fat fractions. As an example, non-alcoholic fatty liver disease (NAFLD) has become increasingly prevalent with estimates of 19% of adults in the US (28.8 million). Traditional methods for determining hepatic fat fraction are either extremely invasive (liver biopsy), qualitative (ultrasound), not widespread in clinical practice (magnetic resonance spectroscopy or MRS), or not particularly accurate (in- and out-of-phase dual-echo magnetic resonance imaging or MRI). VirtualScopics worked with a research organization and a sponsor to demonstrate that there is a much more accurate, non-invasive, quantitative technique utilizing MRI that works on most clinical magnets. The results of this study were published in the Journal of Magnetic Resonance Imaging in June of 2013. VirtualScopics has utilized this technique to evaluate the hepatic fat fraction of clinical trial subjects nearly 2,000 times.

Cardiovascular Applications

Cardiovascular disease is one of the leading causes of mortality within most developed countries. Cardiac toxicity is also one of the most common and most dangerous side-effects of a wide range of drugs. Oncology drugs in particular are known to often have adverse effects on cardiac function, and assessment of changes in cardiac function is an important part of the safety evaluation of nearly all oncology drugs. It is therefore very important to have efficient and accurate methods for assessing cardiac function in a clinical trial setting. VirtualScopics has integrated third party software packages, which are FDA-approved medical devices, with our workflow engine and analysis platform. This allows us to provide a wide range of cardiovascular safety and efficacy endpoints to our customers in a reliable and efficient manner, including:

•	Automatic import of measurement values from ultrasound systems

•	Availability of all current 2D Echo-, M-Mode- and Doppler measurements

•	Measurement of up to five values for each parameter

•	Fast and flexible composition of relevant image data ensured by intuitive user interface

•	Side-by-side comparison of current and previous examinations (XA and Echo)

•	Comfortable analysis of image sequences using video functions

•	Export of image-data to AVI, BMP, JPEG or DICOM format

The capabilities provided by these software packages, combined with VirtualScopics’ team of cardiologists and radiologists, have allowed VirtualScopics to take on trials which include a wide variety of cardiovascular endpoints including change in left ventricular ejection fraction, change in valve and wall motion, and cardiac strain assessment.

Neurology Applications

Evaluating diseases such as multiple sclerosis (MS), epilepsy, and Alzheimer’s requires the identification and measurement of neurological structures and lesions. Manual tracing, especially of abnormal neurological structures, requires considerable expertise and time. Tracing introduces significant variability even when all measurements are made by one individual, an effect that is compounded with multiple operators. Intra- and inter-operator variability poses a major obstacle for researchers attempting to take advantage of the power of MRI analysis in the study of neurological disease. VirtualScopics eliminates these problems with automated, statistically driven feature analysis. Our algorithms employ the two types of knowledge that expert radiologists use to measure structures within the brain: differentiation of various tissue types and knowledge of structure, size, location, and shape. Our software incorporates a priori model of neurological anatomy that enables the measurement of structures with indistinct boundaries such as the hippocampus. Knowledge of anatomical structures also improves reproducibility, allowing disease progression to be precisely monitored over time.

Many neurological conditions can be detected and evaluated with quantitative measures of structures in MRI studies. While automated measurement tracks lesions in MS clinical trials, it also provides a critical tool in measuring hippocampal volume for diagnosing and monitoring both intractable temporal lobe epilepsy and Alzheimer’s disease. Validation studies prove that our automated approach provides greater speed, precision and accuracy in clinical trials than manual methods do. In MS clinical trials, we provide an FDA-approved metric for quickly determining drug efficacy of MS compounds. A VirtualScopics validation study compared manual tracing using two VirtualScopics software algorithms for automated measurement: geometrically constrained region growth (GEORG) and directed clustering. Our Core Lab utilizes both algorithms to achieve an optimal system for quantification of MS lesions in multi-spectral MRI studies. In the MS validation study, mean processing time was 60 minutes for manual tracing, 10 minutes for GEORG, and 3 minutes for directed clustering. Intra- and inter-operator coefficients of variation were 5.1% and 16.5% for manual tracing, 1.4% and 2.3% for region growth and 1.5% and 5.2% for directed clustering. The study also compared our automated measurement and manual tracing from an expert radiologist against a phantom data set. In all data sets, automated algorithms performed significantly better than manual tracing. Our automated measurements also proved more repeatable than manual methods, an important feature in multi-center clinical trials.

Sales and Marketing

Our sales and business development strategy is centered around the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical, medical device, and biotechnology companies. It is focused on a segmented and targeted approach relative to account type, sales channel, therapeutic area, and study phase. The Sales Plan consists of the positioning of our core imaging services through direct selling efforts and through the PPD Channel in the Oncology, Metabolic, and Cardiology markets.

To date, we have made significant inroads by having contracts with 10 of the 15 leading pharmaceutical, biotechnology and medical device companies. During 2013, we performed services for 138 projects representing 35 customers. We continue to grow our business by leveraging relationships with our current customers and through referrals. As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organization. Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Complementing our sales and marketing effort is our strategic alliance with PPD, Inc., signed in October 2010 and expanded to include multiple therapeutic areas in January 2012. The alliance affords us the opportunity to penetrate an expanded customer base through a combined solution to the market. We are working closely to develop the best in kind solution combining core Clinical Resource Organization (CRO) services with our imaging platform. The alliance also provides for our earlier engagement with potential customers because PPD tends to be engaged earlier in the supplier selection process of the drug development cycle. As of the date of this report we have 15 active projects under the PPD alliance.

In addition to these initiatives, we actively participate in medical conferences to showcase our technology, services and results, as well as authoring joint publications with sponsors which often results in highly visible research. We have built a strong base of clinical collaborators across varied disease platforms.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

Industry Overview

The global pharmaceutical market is expected to exceed one trillion in revenues for the first time in 2014 and reach approximately $1.2 trillion in 2017. Although impacted by the economic downturn in 2009, the industry is insulated to a greater extent than other industries where consumer spending is far more discretionary. Other factors such as patent expirations, the introduction of cheaper generics, a slowdown in innovative product launches, and hurdles imposed by payers on market access and acceptance have contributed to slowing sales growth in 2012 and 2013. In spite of these pressures, the demand for medicines and treatments is expected to rise due to: 1) an aging world population with an increased need for medical care, 2) unhealthy lifestyles leading to increased frequency of chronic diseases, 3) high economic growth in emerging markets leading to an increased demand for better quality healthcare, 4) scientific advances that create the foundation for innovative treatments for previously untreatable diseases, and 5) expansion of healthcare access in the U.S.

The global compound annual growth rate (CAGR) for pharmaceutical market growth is forecasted to be 3-6 percent through 2017. The U.S. Pharmaceutical market was expected to expand by 1-4 percent through 2017. Emerging markets on the other hand were expected to grow collectively at a 10-13 percent rate through 2017 to $370-400 billion. Meanwhile, the five major European markets of Germany, France, Italy, Spain and the UK will only grow at a 0-3% pace with Canada to grow at a 1-4% pace.1 The Center for Drug Evaluation and Research (“CDER”) approved 27 NMEs in 2013, which is similar to average totals of other years from this time period. For instance from 2004 through 2012, CDER has averaged about 26 NME approvals per year. In 2012, CDER approved 39 NMEs, but this was an unusually high number compared to any other total in more than a decade.2

Source: IMS Institute for Healthcare Informatics – The Global Use of Medicines: Outlook through 2017

1 IMS Institute for Healthcare Informatics – The Global Use of Medicines: Outlook through 2017

2 Food and Drug Administration – 2013 Novel New Drugs Summary

Source: Food and Drug Administration – 2013 Novel New Drugs Summary

As the growth rate in the demand for prescription drugs decreases, it is getting harder for pharmaceutical companies to maintain the same levels of R&D spending as in the past. Additionally, the cost and complexity of developing new drugs, in part due to the increased scrutiny over product safety and the pressure to demonstrate health outcomes earlier, has increased substantially relative to its potential value. It has been estimated that the average cost to yield a single FDA approved drug is approximately $1.2 billion and the entire research and development and FDA approval process time is between 10 and 15 years. Additionally, for every 5,000 -10,000 compounds that enter at the discovery stage, only one goes on to reach the market. The table below illustrates the complete R&D process from pre discovery to market.

Source: PhRMA – 2013 Profile Pharmaceutical Industry

Drug Development Process

Typically, most functions of the drug and medical device R&D process are managed by CROs. Over the past several years, the pharmaceutical industry has witnessed a relative flattening of R&D spending. In a 2013 industry report from Credit Suisse suggests a CAGR of 1.8% for R&D from 2012 to 2017. Growth now has to come from: (1) a continued increase in outsourcing penetration and (2) stealing market share from competitors. The total CRO market size is estimated at $23-25billion with a projected CAGR of 5-6% a year over the next five years, reaching $33billion by 2018. The market is highly fragmented and the number of CROs worldwide has reached over 1,100 despite continued consolidation. The leading CRO’s by amount of estimated market share are Quintiles (15%), Covance (9%), Parexel (8%), PRA International (7-8%), and PPD (6-7%).3

Although the FDA has reduced the average approval time for new drugs, clinical development time has been increasing over the years, resulting in total development time being fairly flat in recent years. Growing complexities in protocol design leading to longer clinical development times has been the major contributor to the rising costs that sponsors are facing.

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

With the U.S administration implementing health care reform, increased regulatory oversight and pressure on drug companies to reduce prices, there is a need for R&D to become more efficient and reduce costs to prevent an innovation slowdown in the industry. Many leading pharmaceutical companies have restructured their R&D processes by establishing centers of R&D excellence and disease focused centers although historical commercial success rate for new drugs is low, with only 2 out of 10 drugs matching or exceeding average R&D costs.4

3 Results Healthcare – 2013 CRO’s and Other Outsourced Pharmaceutical Support Services

4 PhRMA – 2013 Profile Pharmaceutical Industry

Due to these factors, we believe our quantitative imaging analyses offer a solution to these issues within drug development by providing more precise and reliable information in the assessment of compounds being developed. We believe our increased precision and reproducibility enable our customers to make more confident decisions on the efficacy of their compounds.

Quantitative Image Analysis Services

We have conducted research to determine the current size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries. Based on our research and discussion within the imaging CRO and medical device and drug development industries, we have found that the market is highly competitive and fragmented, with approximately $500 million in total annual revenues projected for 2014. As competition increases, we will look to provide value-added services and undertake marketing and sales programs to differentiate our services based on our technology, expertise, and experience in specific therapeutic areas.  Competition has resulted in additional pressure being placed on price, service and quality with the recent consolidations within the industry over the past few years.

Prior to 2011, the industry underwent a growth phase as the use of imaging end-points was more prevalent within the FDA. In 2013, we estimate that the market size was consistent with 2012 as companies experienced reductions in R&D spending and continued consolidation within the pharmaceutical industry. We currently estimate the annual growth rate for the market at 0% to 10% for the next five years. Our estimates are based on the amount of trials currently conducted within therapeutic areas in which we work. We also have performed a bottom-up calculation of the individual growth rates of the companies and academic centers within the industry. We believe that some of the largest players, which offer the broadest set of capabilities, are experiencing flat to modest growth relative to their revenues derived by imaging services.

Intellectual Property

We consider our proprietary and patented technology and the technology for which we have applied for patent protection to be of importance to our business plan. We hold eleven patents issued by the United States Patent and Trademark Office. These patents begin to expire in November 2020 and expire thereafter through 2028. We have also applied for a number of other patents, both domestically and in foreign jurisdictions. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures and copyright, trademark and patent laws. Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to VirtualScopics of intellectual property rights developed within the scope of the relationship.

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

The main CROs which participate in imaging trials are Perceptive, Icon, and CCBR-Synarc+BioClinica. Additionally, some academic centers have worked on software that has applications for neurological diseases. However, we believe these academic centers lack the required FDA compliance standards and ability to scale their operations to meet customer demand and we believe they offer inferior technology.

Our technology competition is largely comprised of a limited number of university research centers that are developing the next generation of image analysis tools. Aside from university centers, there are a few commercial entities that have a desire to provide these advanced imaging services. However, we believe they are constrained by a lack of technical capabilities.

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

FDA

The FDA regulates medical devices. A “medical device,” or device, is an article, including software and software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Computer software that complements a CT or MRI scan, such as VirtualScopics’, we believe is considered a medical device and is therefore subject to FDA regulation. To date, our sales have been to the pharmaceutical and medical device industries to support their clinical trials. We would need to obtain FDA clearance or approval, as discussed below, before using our technology and services for diagnostic or treatment planning in a clinical setting.

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

After approval or clearance to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, have the power to withdraw the clearance or require changes to a device, its manufacturing process, its labeling or additional proof that regulatory requirements have been met.

A device manufacturer is also required to register with the FDA. As a result, we may be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell product and to undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require the Company to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction of the device were to occur, it could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device for unapproved purposes.

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

Research and Development Costs

We incurred $1,510,721 and $1,603,177 in research and development costs for the years ended December 31, 2013 and 2012, respectively.

Customers

One customer accounted for 42% of our revenue during the year ended December 31, 2013 and this same customer accounted for 45% of our revenue during the year ended December 31, 2012. The following table sets forth information as to revenue and percentage of revenue for these years for our three largest customers in 2013 and corresponding revenues for 2012:

	For the Years Ended December 31,
	2013		2012
Customer 1	$4,682,332	42%	$5,773,140	45%
Customer 2	$1,290,075	12%	$1,068,088	8%
Customer 3	$1,226,391	11%	$1,176,487	9%

Employees

As of December 31, 2013 we had 81 employees, 77 of which were full-time. We are not party to any collective bargaining agreements and we believe our relationships with our employees are good.

ITEM 1A: Risk Factors

You should carefully consider the following risk factors before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

If our services do not continue to attract interest from new and existing customers, we may not maintain our current level of business or achieve future growth.

If we are unable to continue to attract interest in the industry for our services, we could fail to maintain our current level of business or achieve future growth. This would have a detrimental effect on our business. Our ability to generate revenues is highly dependent on building and maintaining relationships with leading pharmaceutical and biotechnology companies. No assurance can be given that a sufficient number of such companies will maintain or increase their demand for our services, thereby limiting the overall market and not enable us to increase our revenue. In addition, the rate of the growth of MRI and CT image-based biomarkers is difficult to predict. Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

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

Our reported amounts to be earned from active projects and awards may not be indicative of future results.

As of December 31, 2013, the amount remaining to be earned from active projects and awards was approximately $24 million. This amount is based on anticipated service revenue from project awards and uncompleted projects with clients. This is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. The majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice. We cannot assure you that this amount will be indicative of future results. There are several factors that can affect whether we will realize the full benefits under a contract or award and the time over which we will realize that revenue: including:

•	Customer cancellation due to performance reasons with their compounds in development;
•	Change in the scope of a project;
•	Timing of performance, including over multiple years;
•	Timing of patient recruitment and image site identification and training.

Also, if clients delay projects, they will not generate revenue at the rate originally expected. Accordingly, the historical relationship of our reported projects and awards to revenues may not be indicative of future results.

If we are unable to manage and sustain our growth, our operating results would be adversely affected.

We have seen a growing demand for our image analysis services in clinical trials for pharmaceutical companies over the past year. Although there can be no assurance that this growth will continue or that customers will complete the clinical trial projects as awarded to us, if it does continue we may be unable to scale our capacity efficiently to meet this demand. If we are unable to do so, we may fail to maintain our operating margins or achieve expected operating margins. This may have a material and adverse effect on our operating results.

Our services may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

Our services depend on the needs of our customers and their desire to utilize image-related services in drug and medical device development. Since the image-based biomarker industry is characterized by evolving technologies, uncertain technology and limited availability of standards, we must respond to new research findings and technological changes affecting our customers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new or modified products and services, which respond to technological changes, evolving customer requirements and competition. If we are unsuccessful in this regard, our business and operating results could be materially and adversely affected.

We have a history of operating losses and uncertain future profitability.

Aside from 2011, we have incurred losses from operating activities. As we work to grow our business, we may face risks and difficulties in our business including uncertainties of maintaining our current customers, further market penetration, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability. The failure to do so would have a material adverse effect on our business, financial condition, and operating results.

Although we believe that our services do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

Portions of our business are reliant upon patented and patentable systems and methods used in our image analysis and related intellectual property. In the event that we are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and services or obtain a license for the manufacture and/or sale of such services. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

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

Our failure to compete effectively in our industry could cause our revenues to decline.

The image analysis industry is highly competitive. We face numerous competitors in our business. If we fail to compete effectively, we will lose clients, which would cause our business to suffer. Our ability to successfully compete is dependent on many factors, including: timely and quality performance; expertise and experience in specific therapeutic areas; the scope of service offerings; strength in various geographic markets; the price of services; our competitors’ service and product offerings; and our ability to upgrade our services in comparison to the service and product offerings of our competitors. If our services are not competitive based on these or other factors, our business, financial condition and results of operations could be materially harmed.

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

While we continue to serve a broad range of customers, we have experienced strong demand from one of our customers, and our dependence on that customer to sustain our continued growth. In 2013 and 2012, this customer accounted for 42% and 45% of our revenue, respectively. We continue to see demand from other customers but not to the same significant pace. We continue to invest on our sales and marketing efforts to further diversify our customers and more broadly penetrate the market, in order to minimize reliance on any one customer. As with all of our contracts, this customer may terminate its contractual relationship with us for any or no reason on 30 days’ advance notice. A decision by the customer to cancel all of its studies with us could have an adverse impact on the growth of our business.

Consolidation within the pharmaceutical industry and changes within healthcare regulation may have an adverse impact on our business.

Over the past few years, there have been several mergers and acquisitions among pharmaceutical and biotechnology companies. Historically, these transactions have positively impacted our business due to the ability to use our strong relationships within one of the merged entities to better penetrate the combined entity. However, there can be no assurance that consolidation within the industry will continue to be beneficial to us. Additionally, with the recent political landscape and changes within the healthcare industry, there may be an adverse impact on our business if the cost of imaging significantly increases or no longer becomes standard of care for patients. Although, we do not believe imaging will decline in its level of use, if it does we may need to reduce prices or invest in research to advance the education and science of medical imaging.

Consolidation among our competitors could cause us to lose customers or could exert additional pressure on the prices of our services.

There has been a significant amount of consolidation among providers of clinical trial imaging services and other services such as ours. Larger enterprises created through this consolidation may also have greater resources and efficiencies than our company and have other competitive advantages. As a result of this consolidation, competition to provide goods and services to customers has increased. Further consolidation in the industry could exert additional pressure on the prices of our products.

Loss of key personnel, or failure to attract and retain additional personnel, could have a material adverse effect on our business.

Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On October 25, 2013, Jeff Markin resigned as our CEO and as a member of our Board of Directors, and on August 31, 2013, Molly Henderson resigned as our Chief Business and Financial Officer. The Board of Directors has appointed director Eric Converse to serve as Interim Chief Executive Officer and Jim Groff to serve as acting Chief Financial Officer. The Board of Directors is currently conducting a search for a permanent CEO. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent CEO, would likely have a material adverse effect on our business.

Furthermore, our performance also depends on our ability to attract and retain management and qualified scientific and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

The trading price of our stock may be adversely affected if we are not able to maintain and grow our business.

We intend to continue to use our cash on hand to broaden our market penetration of our services within the industry. If our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of our cash to fund general operating expenses and/or reduce costs within the organization.

We currently do not plan to raise additional capital. However, if we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital, or the acquisition of capital on less favorable terms, would have a material adverse effect on our business. If we issue additional equity securities in the future, there could be a dilution or a reduction in priority of your outstanding securities.

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

In 2010, we formed an alliance with PPD to provide a joint solution to provide clients with an integrated and customized clinical development and medical imaging solution for oncology clinical trials. The alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies. If the market does not value this model as we anticipate, our ability to grow our business may be negatively impacted. Additionally, the agreement may be terminated by either party on 90 days notice. In the event PPD terminates the agreement, we may also experience a negative impact in our ability to experience the level of growth we have historically achieved.

Our common stock has traded at prices below $1.00 and we may not be able to maintain our NASDAQ listing.

In August 2012, the Company received written notice from the Nasdaq Stock Market (“Nasdaq”) that the Company was out of compliance with Rule 5550(a)(2) of the Nasdaq Marketplace rules for not maintaining compliance with its $1.00 minimum bid price requirement. We regained compliance in September 2013 after conducting a 1-for-10 reverse stock split in August 2013. There can be no assurance that we will be able to maintain compliance with this or other listing requirements. However, if our common stock is delisted from Nasdaq, trading in our common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in our common stock easily and quickly at a price acceptable to the shareholder. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all.

A significant number of the shares of our common stock are eligible for sale, and their sale could negatively affect the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2013, we had 2,991,869 shares of common stock outstanding. These shares are eligible for resale in the public market either immediately or subject to applicable limitations of Rule 144. In addition to these outstanding shares of common stock, we also have shares to be issued upon the conversion or exercise of outstanding options, warrants and convertible securities. These include the following numbers of shares issuable upon conversion and exercise of our preferred stock and warrants: 385,239 shares underlying series C convertible preferred stock and related warrants issued in 2012, 147,442 shares underlying series B convertible preferred stock and warrants issued in 2007 and presently registered for resale under a registration statement on Form S-3; and 181,849 shares underlying series A convertible preferred stock and warrants sold in 2005 and eligible for resale under Rule 144. We have registered on Form S-8 the sale of up to 690,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan. Additionally, options under our 2001 and 2005 long-term incentive plans are exercisable for 41,978 shares of our common stock, and will be available for resale following cash exercise after the applicable holding period under Rule 144, or immediately following a net exercise of those securities. Sales of our common stock in the public market may have an adverse effect on the market for the shares of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders (greater than 5%) and their affiliates control approximately 30% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends on our common stock in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and meet dividend obligations on our series C-1 and series B convertible preferred stock. In addition, the terms of our series C-1 and series B preferred stock limit our ability to pay dividends to the holders of our common stock. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 2: Properties

In July, 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. In June 2012, the Company renewed its lease for five years with a lease commencement date of July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

ITEM 3: Legal Proceedings

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.” The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2012 through December 31, 2013. A Certificate of Amendment to effect a reverse stock split was approved by the Company's stockholders at its Annual Meeting of Stockholders held on August 13, 2013.  The Company’s Board of Directors subsequently approved a 1-for-10 reverse stock split of the Company’s outstanding common stock that was effected on August 21, 2013. Corresponding adjustments were made to the number of shares of common stock underlying the Company’s outstanding options, warrants, and preferred stock exercisable for or convertible into common stock and the related long-term incentive plans for such options. All share and related option information presented have been retroactively adjusted to reflect the reduced number of shares and the corresponding increase in stock price resulting from this action. These prices also do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2012
	High	Low
First Quarter	$16.10	$8.70
Second Quarter	15.60	8.10
Third Quarter	10.80	8.30
Fourth Quarter	9.10	5.70

Fiscal Year Ended December 31, 2013
	High	Low
First Quarter	$7.80	$6.00
Second Quarter	6.80	3.80
Third Quarter	6.70	4.20
Fourth Quarter	4.82	2.93

As of February 28, 2014, we had approximately 70 registered holders of record of shares of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	399,239(1)	$ 11.62	251,155
Equity compensation plans not approved by security holders	35,000(2)	$ 25.00	-
Total	434,239	$ 12.70	251,155

(1) This amount includes shares under the plans of VirtualScopics, LLC. Additionally, we granted to employees 390,995 options and 984 restricted stock units to purchase or be issued shares of common stock collectively, under our 2001, 2005 and 2006 Long Term Incentive Plans. Also included are 6,753 shares of common stock underlying warrants we issued to the placement agent in connection with our September 2007 private placement, which was approved by stockholders in November 2007 and an additional, 507 warrants issued to the placement agent as a result of the Series C-1 financing which triggered certain anti-dilution provisions of the Company’s Series B warrants.

(2) In November 2005, our Board of Directors granted to our Chairman and former CEO, Robert Klimasewski, an option to purchase 35,000 shares of our common stock at $25 per share.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2013.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Since inception, revenues have been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology, fatty liver disease, neurology, cardiovascular, and osteoarthritis. We have also derived a small portion of revenue from consulting services. We expect that the concentration of our revenue will continue in these services and in those areas in 2014. Revenues are recognized as the medical images that we process are quantified and delivered to our customers and/or the services are performed.

As of December 31, 2013, the amount remaining to be earned from active projects and awards was approximately $24 million. Once we enter into a new contract for participation in a drug trial, there are several factors that can effect whether we will realize the full benefits under the contract, and the time over which we will realize that revenue. Customers may not continue our services due to performance reasons with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training. Additionally, the majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Results of Operations

Results of Operations for Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We had revenues of $11,174,000 for the year ended December 31, 2013 compared to $12,963,000 for the year ended December 31, 2012, representing a 14% decrease. The decrease in revenues is related to the slowdown in the amount of new projects awarded in 2012, the effects of which slowdown carried over into 2013. Revenues were also impacted by the timing of the initiation of awarded and contracted projects and the large number of studies that had been completed in 2013. During the life of a project, quite often there is an expansion in the size of the study. However there are also situations where the sponsor does not recruit the number of subjects or sites as originally budgeted and in those cases there are remaining dollars at the end of the study that will not be realized into revenue. These amounts are reconciled and removed from the backlog.

Over the past 15 months we have reorganized our sales function, which allows our sales personnel more time to pursue opportunities and interface with existing and prospective customers. As a result of these changes, we have experienced an increased number of proposals to 257 during 2013 as compared 216 from the same period in 2012, in particular through our strategic alliance with PPD, Inc. We believe that this increase in requests for proposals and our strategic alliance with PPD, Inc. will continue to increase the level of business activity into 2014. As of December 31, 2013, we had active projects with 10 of the leading 15 pharmaceutical and biotechnology companies in the world.

Gross Profit

We had a gross profit of $4,419,000 for the year ended December 31, 2013 compared to $5,251,000 for the comparable period in 2012. The gross margin for the year ended December 31, 2013 was 40% compared to 41% for the year ended December 31, 2012. Our margins declined year over year primarily as a result of the decrease in revenues encountered during 2013 as discussed above and the mix of services performed during 2013. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects.

During 2013, we performed work for 35 customers, representing 138 different projects, in connection with their pharmaceutical drug trials primarily in the fields of oncology and musculoskeletal diseases (osteoarthritis and rheumatoid arthritis) along with various other projects. This compares to 31 customers representing 123 projects in 2012. In 2013, 47% of our revenues were generated from Phase III studies compared to 48% in 2012. Additionally, for the year ended December 31, 2013, oncology, musculoskeletal and other projects represented 59%, 26%, and 15%, respectively, of our revenues. This compares to 69%, 21%, and 10%, respectively, for 2012.

Research and Development

Research and development costs decreased in 2013 by $92,000, or 6%, to $1,511,000, when compared to 2012. The decrease was the result of three employees terminating employment without being replaced in early third quarter of 2013 and no additional monies being spent on the personalized medicine initiative during the fourth quarter of 2013. These cost reductions were partially offset by an increase in employment incentives during the twelve month ended December 31, 2013. We are currently reevaluating our approach in this personalized medicine opportunity and have delayed any additional work on this application. Our research and development efforts within our core business center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes and improve our gross margin. Additionally, we continue to invest in the commercialization of new imaging techniques across various imaging modalities and therapeutic areas. As of December 31, 2013 and 2012, respectively, there were 11 and 14 employees in our research and development group.

Sales and Marketing

Sales and marketing costs increased in 2013 by $145,000, or 10%, to $1,556,000, when compared to 2012. The increase was the result of hiring two experienced sales individuals to cover the European and West Coast US territories in the third quarter of 2012. Additionally, we experienced an increase in bookings, due to our sales and marketing initiatives, which resulted in higher commissions during the year ended December 31, 2013 as compared to the same period in 2012. Our sales and marketing efforts include conference attendance and presentations, technically-focused webinars, customer webinars and related travel along with advertising in key scientific journals. During 2013, we made further investments in driving awareness of our strategic alliance with PPD and the benefits it provides the pharmaceutical and medical device industries. The PPD alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies.

General and Administrative

General and administrative expenses for the year ended December 31, 2013 were $3,749,000, representing an increase of $669,000 or 22%, when compared to 2012. The increase was driven by expenses realized as part of the former CEO’s separation agreement and the associated search for a replacement, and the legal, franchise, and other fees associated with the reverse stock split transaction and business initiatives, offset by a decrease in stock compensation. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges decreased for the year ended December 31, 2013 by $54,000 or 13%, to $367,000, when compared to 2012. The reduction was due to a number of capital assets becoming completely depreciated during 2013 and reductions in spending for capital purchases during 2012. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. We continue to invest in our patent portfolio, however, we do not anticipate significant expenditures are necessary to support our current business and future strategies. Our IT systems are the basis of our operating platform. Therefore, we will continue to invest in our IT infrastructure to ensure we have a robust and reliable operating system.

Other income (expense), net

Interest income for the year ended December 31, 2013 was $6,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $3,000 in 2012. Additionally, we recognized an unrealized gain of $16,000 related to the fair value of certain warrants that were issued in connection with our 2007 Series B offering (see Financial Statement Note 5). During 2012, we recognized an unrealized loss of $265,000 related to the fair value of those warrants. The aggregate increase of $281,000 when compared to 2012 is attributable to the lower average price of our common stock during 2013 and the decrease in the number of derivative instruments outstanding due to the elimination of the anti-dilution adjustment provision in certain Series B warrants as part of the Series C-1 financing that occurred in April 2012.

Net Loss

Our net loss for the year ended December 31, 2013 was $2,745,000 compared to a net loss of $1,529,000 for the year ended December 31, 2012. The increase in our net loss over the prior period was attributable to lower revenues and gross profit during 2013 in addition to the expenditures relating to the former CEO’s separation, search for a replacement, and fees incurred in connection with our reverse stock split.

Liquidity and Capital Resources

Our working capital as of December 31, 2013 and 2012 was approximately $6,731,000 and $8,972,000, respectively. The decrease in working capital was primarily a result of the decline in revenue resulting in additional cash used in operations. We do not expect, nor have we experienced, significant write-offs within our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,126,000 in the twelve months ended December 31, 2013 compared to net cash provided in operating activities of $43,000 in the comparable 2012 period. The increase in the use of cash is mostly due to the decrease in revenues and the timing of receipts from customers in 2013 as compared to the previous year.

We invested $67,000 in the purchase of equipment and the costs in patent applications and their maintenance in 2013, compared to $194,000 for the investment in these items in 2012. The decrease reflects investments in our IT and IS infrastructure in 2012 that did not reoccur in 2013. In 2014, we are planning to investment in our operating systems and infrastructure in connection with our core business. We believe these planned investments will help further enhance our abilities as a Phase III provider and continue to improve our operational efficiencies. During 2013 we incurred $18,000 in patent costs associated with filing costs for intellectual property, as compared to $23,000 in 2012. The decrease is due to the timing of office actions on our existing patent filings.

Net cash provided in financing activities was $0 and $2,937,000 in 2013 and 2012, respectively. The decrease was a result of no financing transactions occurring during 2013 as compared to the previous year when we received proceeds from the exercise of options and warrants and the closing of the investment by Merck Global Health Innovation Fund, LLC in 2012.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 which we expect to have an effect on our liquidity and cash flow in future periods. (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
	Less than
	Total	1 Year	1-4 Years
Operating Leases	$1,141,735	$318,409	$823,326

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting described in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

On January 29, 2014, the Company’s Compensation Committee approved the terms of the Company’s Bonus Plan.  See Exhibit 10.7 attached hereto.  The current plan is substantially similar to the bonus plan covering prior fiscal years.  The bonus plan covers the Chief Executive Officer, management employees including the Chief Financial Officer, and other employees

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

March 31, 2014	VirtualScopics, Inc. (Registrant)
/s/ James Groff
Acting Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Converse and James Groff, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, as amended and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 31, 2014	/s/ Eric Converse	Interim Chief Executive Officer
	(Eric Converse)	(Principal Executive Officer)

March 31, 2014	/s/ James Groff	Acting Chief Financial Officer
(James Groff)
(Principal Financial and Accounting Officer)

March 31, 2014	/s/ Mostafa Analoui	Chairman of the Board of Directors
(Mostafa Analoui)
March 31, 2014	/s/ Bruce Lev	Director
(Bruce Lev)

March 31, 2014	/s/ Charles Phelps	Director
(Charles Phelps)

March 31, 2014	/s/ David Rubin	Director
(David Rubin)

March 31, 2014	/s/ Dan Kerpelman	Director
(Dan Kerpelman)

March 31, 2014	/s/ Terence Walts	Director
(Terence Walts)
March 31, 2014	/s/ Robert Klimasewski	Director
(Robert Klimasewski)

Exhibit Index

2.1	Securities Purchase Agreement dated September 12, 2007 by and among the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers attached thereto (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)). (Schedules and exhibits have been omitted pursuant to Regulation S-B Item 601(b)(2) and will be made available to the Commission upon request).

3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989 (Incorporated herein by reference to Exhibit 3.1a of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004 (Incorporated herein by reference to Exhibit 3.1b of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (Incorporated herein by reference to Exhibit 3.1c of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005 (Incorporated by reference to Exhibit 3.5 the VirtualScopics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333- 120253)).

3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.7	Certificate of Designation of Rights and Preferences of the Series C-1 Preferred Stock and the Series C-2 Preferred Stock of VirtualScopics, Inc., dated April 3, 2012 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

3.8	Amended and Restated Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.9	Amended and Restated Certificate of Designation of Rights and Preferences of the Series B Preferred Stock(Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.10	Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. filed with the Secretary of State of the State of Delaware on August 21, 2013 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2013 (File No. 000-52018)).

3.11	Amended and Restated Bylaws of VirtualScopics, Inc. dated March 21, 2014.

4.1	Registration Rights Agreement Dated September 12, 2007 between the VirtualScopics, Inc. and the Buyers listed on the Schedule of Buyers thereto (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

4.2	Form of Warrant to Purchase Common Stock of VirtualScopics (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 (File No. 000-52018)).

4.3	Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

4.4	Form of Amended and Restated Series B Warrant (Incorporated herein by reference to Exhibit 4.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).*

10.2	Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.3	Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.4	VirtualScopics, Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 10, 2009 (File No. 000-52018))

10.5	Indemnification Agreement by and among VirtualScopics, Inc. and Norman Mintz, dated as of August 1, 2007. (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)).*

10.6	Non-Employee Director Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2008 (File No. 000-52018)).*

10.7	Company Bonus Plan.*

10.8	Employment Agreement dated February 24, 2009, by and between Jeffrey Markin and VirtualScopics, Inc.* (Incorporated herein by reference to Exhibit 10.17 to the VirtualScopics, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.9	Employment Agreement dated February 24, 2009, by and between Molly Henderson and VirtualScopics, Inc.* (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc., 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 (File No. 000-52018)).

10.10	Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52018)).

10.11	Amendment to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January 24, 2012 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012 (File No. 000-52018)).

10.12	Series C Preferred Stock and Warrant Purchase Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.13	Investor Rights Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.14	Voting Agreement between VirtualScopics, Inc. and Robert Klimasewski effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.3 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.15	Voting Agreement between VirtualScopics, Inc. and SRK Management Company effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.4 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.16	Voting Agreement between VirtualScopics, Inc. and Philip J. Hempleman and the 1998 Hempleman Family Trust effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.5 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.17	Voting Agreement between VirtualScopics, Inc. and Kirk Balzer effective April 3, 2012 (Incorporated herein by reference to Exhibit 10.6 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.18	Indemnification Agreement between VirtualScopics, Inc. and David Rubin dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.19	Amendment to Employment Agreement, by and between Jeffrey Markin and VirtualScopics, Inc. dated December 28, 2012.*

10.20	Amendment to Employment Agreement, by and between Molly Henderson and VirtualScopics, Inc. dated December 28, 2012.*

10.21	Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between VirtualScopics, Inc. and Jeff Markin (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013 (File No. 000-52018)).*

10.22	Change In Control Bonus Agreement, made and entered into as of February 4, 2013, by and between VirtualScopics, Inc. and Molly Henderson(Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013 (File No. 000-52018)).*

10.23	Separation, Waiver and Release Agreement between the Company and L. Jeffrey Markin dated October 25, 2013 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013 (File No. 000-52018)).*

10.24	Services Agreement between the Company and Converse & Company and Eric Converse dated October 25, 2013 (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013 (File No. 000-52018)).*

10.25	Indemnification Agreements between the Company and Eric Converse dated October 25, 2013 and Bruce Lev dated August 13, 2013 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum LLP

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

* Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2014

VirtualScopics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$7,330,630	$8,523,807
Accounts receivable, net of allowance for doubtful accounts of $15,000	1,725,070	1,762,507
Prepaid expenses and other current assets	397,699	437,698
Total current assets	9,453,399	10,724,012

Patents, net	1,334,420	1,470,436
Property and equipment, net	221,700	399,569
Other assets	-	5,428
Total assets	$11,009,519	$12,599,445

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$846,071	$872,652
Accrued payroll	837,611	481,661
Unearned revenue	745,028	272,509
Dividends payable	293,333	125,333
Total current liabilities	2,722,043	1,752,155

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at December 31, 2013 and 2012; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at December 31, 2013 and 2012; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at December 31, 2013 and 2012; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at December 31, 2013 and 2012; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized; issued 2,992,853 and 2,979,952 shares at December 31, 2013 and December 31, 2012, respectively; outstanding, 2,991,869 shares at December 31, 2013 and 2,979,952 shares at December 31, 2012, respectively	2,992	2,980
Additional paid-in capital	21,992,619	21,807,904
Accumulated deficit	(13,708,141)	(10,963,600)
Total stockholders' equity	8,287,476	10,847,290
Total liabilities and stockholders' equity	$11,009,519	$12,599,445

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012

Revenues	$10,466,348	$11,950,447
Reimbursement revenues	707,703	1,012,717
Total revenues	11,174,051	12,963,164

Cost of services	6,047,444	6,698,992
Cost of reimbursement revenues	707,703	1,012,717
Total cost of services	6,755,147	7,711,709
Gross profit	4,418,904	5,251,455

Operating expenses
Research and development	1,510,721	1,603,177
Sales and marketing	1,556,257	1,410,877
General and administrative	3,749,130	3,079,667
Depreciation and amortization	366,527	420,733
Total operating expenses	7,182,635	6,514,454
Operating loss	(2,763,731)	(1,262,999)

Other income (expense)
Interest income	6,410	3,403
Other expense	(3,097)	(4,469)
Unrealized gain (loss) on change in fair value of the derivative liabilities	15,877	(264,587)
Total other income (expense)	19,190	(265,653)

Net Loss	(2,744,541)	(1,528,652)

Preferred stock deemed dividend	-	1,806,919
Preferred stock dividends	168,000	137,333
Net loss attributable to common stockholders	$(2,912,541)	$(3,472,904)

Basic and diluted loss per common share	$(0.98)	$(1.17)
Weighted average number of common shares outstanding Basic and diluted	2,981,732	2,964,478

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Series A		Series B		Series C-1
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2011	2,190	$2	600	$1	-	$-	2,936,993	$2,937	$17,909,370	$(9,434,948)	$8,477,362

Exercise of warrants							35,708	36	262,464		262,500

Reclassification of derivative liabilities in connection with series C-1 preferred stock issuance									405,233		405,233

Exercise of employee stock options							2,000	2	20,198		20,200

Amortization of stock option expense									612,946		612,946

Restricted stock units issuance							5,176	5	68,544		68,549

Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)

Series C-1 preferred stock issued in private placement, net of issuance costs of $					3,000	3			2,666,482		2,666,485

Series C-1 preferred stock dividends based on 4% annual rate									(89,333)		(89,333)

Net loss										(1,528,652)	(1,528,652)
Balances at December 31, 2012	2,190	$2	600	$1	3,000	$3	2,979,877	$2,980	$21,807,904	$(10,963,600)	$10,847,290

Amortization of stock option expense									257,263		257,263

Amortization of restricted stock units									6,723		6,723

Restricted stock units issuance							11,992	12	88,729		88,741

Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)

Series C-1 preferred stock dividends based on 4% annual rate									(120,000)		(120,000)

Net loss										(2,744,541)	(2,744,541)
Balances at December 31, 2013	2,190	$2	600	$1	3,000	$3	2,991,869	$2,992	$21,992,619	$(13,708,141)	$8,287,476

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(2,744,541)	$(1,528,652)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	366,527	420,733
Loss on the disposal of long lived assets	16,761	-
Gain on the disposal of property and equipment	(2,089)	-
Stock-based compensation	352,727	612,946
Fair value adjustment of derivative liabilities	(15,877)	264,587
Changes in operating assets and liabilities
Accounts receivable	37,437	672,989
Prepaid expenses and other assets	45,427	(54,610)
Unearned revenue	472,519	(148,977)
Accounts payable and accrued expenses	(10,704)	81,976
Accrued payroll	355,950	(277,809)
Total adjustments	1,618,678	1,571,835
Net cash (used in) provided by operating activities	(1,125,863)	43,183

Cash flows from investing activities
Purchases of property and equipment	(78,207)	(170,413)
Proceeds from the sale of equipment	28,441	-
Patent applications and maintenance	(17,548)	(23,157)
Net cash used in investing activities	(67,314)	(193,570)

Cash flows from financing activities
Proceeds from the exercise of stock options	-	20,200
Proceeds from the exercise of warrants	-	262,500
Proceeds from the issuance of Series C-1 preferred stock and warrant, net of issuance costs	-	2,666,485
Cash dividends on series B preferred stock	-	(12,000)
Net cash provided by financing activities	-	2,937,185
Net (decrease) increase in cash	(1,193,177)	2,786,798
Cash
Beginning of year	8,523,807	5,737,009
End of year	$7,330,630	$8,523,807

Supplemental disclosure of cash flow information
Cash paid during the year for:

Non-cash financing activities:
Issuance of restricted awards in settlement of accrued liability for board fees	$-	$68,549
Accrued dividends on Series B and C-1 preferred stock	$168,000	$125,333
Reclassification of derivative liabilities to additional paid in capital in connection with the Series C-1 preferred stock issuance	$-	$405,233

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

Cash and Cash Equivalents

The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in other expense in the consolidated statement of operations in the period of disposal.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also re-evaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2013, the Company has not recorded any impairment charges on its long-lived assets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The warrants issued with the Company’s series B preferred stock, and to the placement agent in the series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. Accordingly, the warrants are recognized as a derivative instrument. The Company determined the warrants include an implied downside protection feature and performed a Monte-Carlo simulation and concluded that the value of the feature is de minimus and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date (Note 5).

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

Reimbursements received and related costs incurred for out-of-pocket expenses are separately reported as reimbursement revenues and cost of reimbursement revenues, respectively, in the consolidated financial statements.

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

Research and Development

Research and development expense relates to the development of new applications and processes, including improvements to existing applications. These costs are expensed as incurred.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Recently Issued and Adopted Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant. Through the second quarter of 2012, the Company had estimated its expected volatility from an index of historical stock prices of comparable entities whose share prices were publicly traded and averaged with the Company’s historical stock prices, excluding its first ten months of activity due to the discreet and non-recurring nature of the trading. Beginning in the third quarter of 2012, the Company began estimating its expected volatility using only its own historical stock prices, continuing to exclude the first ten months due to the discreet and non-recurring nature of the trading, as management determined this assumption to be a better indicator of value at this time. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates used during the years ended December 31, 2013 and 2012 ranged from 7.1% to 7.3%.

The following assumptions were used to estimate the fair value of options granted for the years ended December 31, 2013 and 2012 using the Black-Scholes option-pricing model:

	December 31,
	2013	2012
Risk free interest rate	1.97%	1.13%
Expected term (in years)	6.70	6.32
Expected volatility	68.22%	57.98%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Loss Per Share

Basic loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the years ending December 31, 2013 and 2012:

	2013	2012
Convertible preferred stock	480,777	480,777
Warrants to purchase common stock	233,753	238,302
Non-vested restricted stock awards	984	-
Options to purchase common stock	425,995	598,044
Total	1,141,509	1,317,123

NOTE 3 - Property and Equipment

Property and equipment consisted of the following as of December 31:

	2013	2012
Office/computer equipment	$876,393	$917,638
Furniture and fixtures	267,939	267,939
Software	468,226	446,611
Leasehold improvements	114,669	143,109
	1,727,227	1,775,297
Less: accumulated depreciation	(1,505,527)	(1,375,728)
	$221,700	$399,569

Depreciation expense amounted to $229,724 and $285,074 for the years ended December 31, 2013 and 2012, respectively. The Company disposed of and wrote-off property and equipment with an original cost of $126,277 and accumulated depreciation of $99,925 during the year ended December 31, 2013, which resulted in a net gain of $2,089 and cash proceeds of $28,441. During the year ended December 31, 2012, the Company disposed of and wrote-off property and equipment with $86,297 of cost and $86,297 of accumulated depreciation.

NOTE 4 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. Since May 24, 2002, the Company has invested an additional $1,075,990 in connection with improving and expanding its patent portfolio. These costs consist predominately of legal and filing fees and historically been capitalized as long-lived assets. For the years ended December 31, 2013 and 2012, the Company capitalized $17,548 and $23,157, respectively, of legal expenses and filing fees associated with the maintenance of its patents. During 2013, the Company wrote off $16,761 in legal expenses associated with pending patent applications.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Accumulated amortization on the patents amounted to $1,379,213 and $1,242,410 as of December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013 and 2012 amounted to $136,803 and $135,659, respectively. The weighted-average remaining amortization period is approximately 13 years as of December 31, 2013. The estimated future amortization of the patents is as follows:

For the Years Ending
December 31,	Amount
2014	$137,574
2015	137,574
2016	137,574
2017	137,574
2018	137,574
Thereafter	646,550
Total	$1,334,420

NOTE 5 - Derivative Liabilities

The warrants issued with the Company’s Series B Convertible Preferred stock, and to the placement agent in the Series B financing, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	April 3, 2012	December 31, 2012	December 31, 2013
Series B warrants:
Risk-free interest rate	0.45%	0.22%	0.13%
Expected volatility	49.60%	65.94%	56.31%
Expected life (in years)	2.43	1.69	.69
Expected dividend yield	-	-	-

Number of warrants	90,204	21,423	21,423

Fair value	$521,139	$15,950	$73

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

As part of the Company’s Series C-1 Preferred Stock and Warrant financing (as disclosed in Note 6), the Company agreed with certain holders of the majority of the outstanding Series B Warrants to amend and restate the terms of those warrants. As a result of the amended and restated terms, the anti-dilution adjustment provision, which required the Company to reduce the exercise price of the Series B Warrants if the Company had issued shares at a lower price, contained in the agreements was eliminated on 76,198 warrants. As of December 31, 2013, the Company had 21,423 warrants outstanding subject to the anti-dilution adjustment provision.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The fair value of these warrant liabilities was $73 and $15,950 at December 31, 2013 and 2012, respectively. The net change in fair value during 2013 is $15,877, of which is reported in the Company’s consolidated statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. The net change in fair value during 2012 was $140,646, of which $264,587 was reported in the Company’s consolidated statement of operations as an unrealized loss on the change in fair value of the derivative liabilities and $405,233 was a reclassification of the fair value of the derivative liabilities to equity in connection with the Series C-1 financing disclosed above. The fair value of the derivative liabilities are re-measured at the end of every reporting period, when certain terms to the warrant agreements are amended, and/or upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability and in the consolidated balance sheets as accounts payable and accrued expenses.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013
	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$73	$-	$-	$73

		Fair Value Measurements at December 31, 2012
	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$15,950	$-	$-	$15,950

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer.

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

As of December 31, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2013	2012
Beginning balance	$15,950	$156,596
Net unrealized (gain) loss on derivative financial instruments	(15,877)	264,587
Reclassification to stockholders’ equity		(405,233)
Ending balance	$73	$15,950

NOTE 6 – Stockholders’ Equity

Common Stock

The Company has authorized 85,000,000 shares of common stock, par value $0.001. As of December 31, 2013, the Company had reserved 232,794 shares of common stock for issuance under its 2001 and 2005 long-term incentive plans, another 35,000 shares of common stock issued to a previous CEO outside of one of its long-term incentive plans, and 690,000 shares for its 2006 Long-term Incentive Plan.

Preferred Stock

The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). During the year ended December 31, 2013 and 2012, there were no conversions of the Company’s convertible preferred stock.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. As of December 31, 2013, there were $84,000 of dividends payable to Series B stockholders. During the years ended December 31, 2013 and 2012, cash dividends paid aggregated to $0 and $12,000, respectively. As of December 31, 2013, 21,423 warrants that were issued with the Company’s Series B remain issued and outstanding.

On April 3, 2012, the Company and Merck Global Health Innovation Fund, LLC (“GHI”) entered into a Series C Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) under which the Company agreed to sell GHI up to 6,000 shares of the Company’s Series C Preferred Stock and warrants to purchase up to 272,263 shares of common stock at an exercise price of $12.043 per share (the “Series C Warrants”) for a purchase price of $6,000,000 in two separate closings. The Series C Preferred Stock is convertible, at GHI’s election, into shares of the Company’s common stock at a conversion rate, which is determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The conversion price of the Series C Preferred Stock and exercise price of the Series C Warrants is subject to customary anti-dilution provisions.

The initial closing under the Purchase Agreement took place on April 3, 2012 at which the Company sold to GHI 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock for a purchase price of $3,000,000, net of issuance costs of approximately $334,000. The warrants contain a seven year term and became exercisable on September 30, 2012. The terms of the financing provided for a second closing of $3,000,000 of Series C-2 Preferred Stock, if, among other things, certain milestones are met toward the development of its quantitative imaging center on or before April 3, 2013. The second closing did not occur.

The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The Series C-1 holders elected to accrue the dividends making the dividends payable on the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 into common stock. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends, if full dividends are first paid or concurrently paid to the holders of the Series C-1 Preferred Stock. As of December 31, 2013, dividends payable to Series C-1 convertible preferred stockholders amounted to $209,333 and are included in dividends payable on the Company’s consolidated balance sheet.

In accordance with ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Series C-1 convertible preferred stock was considered to have an embedded beneficial conversion feature as the effective conversion price was less than the fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative fair value basis. The value of the beneficial conversion feature was calculated using, among other factors, the Company’s closing stock price of $15.60 on April 3, 2012 resulting in the recognition of a one-time non-cash deemed dividend of $1,806,919 during the year ended December 31, 2012.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7 – Share-Based Compensation

Stock Options

As of December 31, 2013, the Company’s 2001 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and 2006 Long-Term Incentive Plan had a total of 425,995 in stock option grants. In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). As of December 31, 2013, 251,155 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan. The 2001 and 2005 Long-Term Incentive Plans have been closed for additional grants.

During the years ended December 31, 2013 and 2012, the Company granted options to employees to purchase 6,850 and 40,580 shares of common stock, respectively. These options generally vest ratably during the first four years following their issuance and have a ten-year life. No options were exercised in 2013 and there were 2,000 options exercised resulting in cash proceeds of $20,200 during 2012. Additionally, there were 124,731 shares forfeited by the CEO and CFO during 2013.

A summary of the employee stock option activity for the years ended December 31, 2013 and 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	576,869	$13.25	6.32	$55,000
Granted	40,580	11.30
Exercised	(2,000)	(10.10)
Forfeited	(10,282)	(14.98)
Expired	(7,663)	(19.00)
Options outstanding at December 31, 2012	597,504	13.03	5.62	$6,750
Granted	6,850	5.65
Exercised	-
Forfeited	(143,568)	(12.35)
Expired	(34,911)	(18.11)
Options outstanding at December 31, 2013	425,875	12.72	4.34	$-
Options exercisable at December 31, 2013	372,989	12.76	4.74	$-

Additional information with respect to the outstanding employee stock options as of December 31, 2013 is as follows:

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$ 4.80 – 9.20	69,663	5.67	7.95	59,926	8.19
$ 9.21 – 10.15	126,100	4.63	9.83	126,000	9.83
$ 10.16 – 12.05	108,745	4.21	11.56	94,952	11.61
$ 12.06 – 21.75	70,459	7.01	15.07	41,203	15.07
$ 21.76 – 41.50	50,908	1.95	25.65	50,908	25.65
	425,875	4.77	12.72	372,989	12.76

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013 and 2012 was $25,081 and $250,571, respectively.

For the years ended December 31, 2013 and 2012, the Company’s consolidated statements of operations reflect $257,263 and $612,946, respectively, of stock-based compensation expense for stock options granted under its long-term incentive plans, which is allocated as follows:

	For Years Ended December 31,
	2013	2012

Cost of service revenues	$50,466	$57,984
Research and development	64,917	78,456
Sales and marketing	11,101	10,222
General and administrative	130,779	466,284
Total stock-based compensation	$257,263	$612,946

A summary of the status of the non-vested shares as of December 31, 2013 and changes during the years ended December 31, 2013 and 2012, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2012	234,647	$12.47
Granted	40,580	11.30
Vested	(94,484)	(11.38)
Cancelled Grants	(7,807)	(14.72)
Non-vested at December 31, 2012	172,936	$12.69
Granted	6,850	5.65
Vested	(78,722)	(11.88)
Cancelled Grants	(48,178)	(13.26)
Non-vested at December 31, 2013	52,886	$12.46

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2013, there was $205,194 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.80 years. The total fair value of shares vested during the year ended December 31, 2013 amounted to $569,988.

Prior to 2008, the Company issued options under the 2006 Long-Term Incentive Plan to non-employee consultants for radiological services performed. These options to non-employees generally vested immediately, had exercise prices ranging from $1.12 to $6.85 and a term of seven or six years from the date of grant. The value of the options was based on the fair value of the services performed and were included in the Company’s statements of operations. During 2013, a total of 421 of the non-employee options expired.

The total amount of stock options outstanding as of December 31, 2013 is:

Stock options granted to employees	425,875
Stock options granted to consultants	120
Total outstanding	425,995

During 2013, a total of 6,850 stock options were granted, of that amount 1,000 were granted to executive officers of the Company.

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

A summary of the restricted stock award activity for the year ended December 31, 2013 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	-
Granted	15,927	7.40
Vested	(11,992)	(7.40)
Cancelled/Forfeited	(2,951)	(7.40)
Non-vested at December 31, 2013	984	7.40

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company incurred $95,464 and $0 in compensation expense during the year ended December 31, 2013 and 2012, respectively, related to the restricted stock awards granted to Board members and former officers of the Company. During 2013, the Company issued an aggregate 15,927 stock awards to the former CEO and CFO, which had a grant date fair value of $117,861 ($7.40 per share) and vest over a four year period. On August 31, 2013, 2,951 restricted stock awards were forfeited as the result of the resignation of the former CFO. On October 25, 2013, as part of the separation agreement with the former CEO, the vesting was accelerated for 11,992 shares underlying restricted stock units to the date of termination.

In 2012, 51,761 in stock awards were issued to members of the Board for their services on the Board under the 2006 Long Term Incentive Plan. The stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2013. The weighted average grant date fair value of stock issued by the Company during 2012 was $68,549. No stock awards were issued to the members of the Board in 2013.

NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. During 2009, the Company began a matching contribution to participants 401k plans equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. In 2013, the Company discontinued matching the contributions of 401K plan participants. The Company paid a total of $0 and $145,479 in 2013 and 2012 to participants representing the employer contribution amount.

NOTE 9 - Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2010 through 2013, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2013, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. During 2014, the Company will assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The income tax provision (benefit) consists of the following:

	2013	2012
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(846,095)	(309,448)
State	(99,926)	(42,649)
Change in valuation allowance	946,021	352,097
	-	-

Total income tax provision	$-	$-

The Company has net operating loss carryforwards (“NOLs”) of approximately $11,264,000 as of December 31, 2013 that will be available to offset future taxable income.  Approximately $677,000 of the NOL carryforwards, if realized, will result in a benefit to be recorded in APIC. The NOLs are due to expire in 2026 through 2033.  The Company has concluded that a full valuation allowance was appropriate for the NOLs as they are more likely not to be utilized prior to their expiration.

The total net deferred tax asset and liabilities as of December 31, 2013 and 2012 consists of the following:

	2013	2012
Net operating loss carryforwards	$4,095,519	$3,112,584
Intangible assets	658,055	788,990
Accrued expenses	146,249	117,010
Credit carryforwards	287,756	166,693
Stock-based compensation	958,607	1,095,050
Total deferred tax asset	6,146,186	5,280,327

Deferred tax liability:
Property and equipment	(11,526)	(91,688)
Subtotal	6,134,660	5,188,639
Less: valuation allowance	6,134,660	5,188,639
Total net deferred tax asset	$-	$-

The difference between the U.S. federal statutory and effective income tax rates for the years ended December 31, 2013 and 2012 is as follows:

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	2013	2012
U.S. federal statutory tax rate	(34.00)%	(34.00)%
State and local income taxes, net of federal benefit	(3.64)	(2.67)
Stock-based compensation	7.56	8.27
(Gain) loss from derivative financial instrument	(0.20)	5.88
Research and development credit	(4.41)	(0.97)
Other	(0.17)	0.46
	(34.86)	(23.03)

Less: valuation allowance	34.86	23.03
Provision for income taxes	-%	-%

NOTE 10 - Commitments and Contingencies

Operating Leases

In July, 2007 the Company began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. In June 2012, the Company renewed its lease for approximately 19,500 square feet of office space at the corporate headquarters in Rochester, New York. The lease term is for five years and commenced on July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

In April 2010, the Company entered into a lease agreement for certain equipment. The lease was for 36 months and expired in March 2013. The base annual rent under the lease was $5,222, with $1,306 being recognized in 2013.

Total rent expense for the years ended December 31, 2013 and 2012 was $322,993 and $326,215, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2014	318,409
2015	324,777
2016	331,273
2017	167,276
Total	$1,141,735

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

On October 25, 2013, the Company entered into a Separation, Waiver and Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, L. Jeffrey Markin. Under the terms of the Separation Agreement, Mr. Markin will receive monthly separation payments in the amount of $25,310 commencing on the date of the Separation Agreement and continuing until May 31, 2014, In addition, Mr. Markin will receive $8,213 in benefits through May 31, 2014, on terms comparable to the benefits provided for under his existing Employment Agreement with the Company dated February 24, 2009, as amended by the Amendment to Employment Agreement, dated December 28, 2012 (as amended, the “Employment Agreement”). The Employment Agreement was terminated and superseded by the Separation Agreement. Mr. Markin will also receive a $98,136 bonus earned under the Company’s 2013 Bonus Plan. Unvested stock options, stock awards and restricted stock units granted to Mr. Markin will be forfeited as of the effective date of the Separation Agreement, other than 11,992 shares underlying restricted stock units for which vesting was accelerated to the date of termination. As of December 31, 2013, there was a $20,867 receivable for the employee payroll taxes resulting from the issuance of the 11,992 shares to Mr. Markin which was reported as part of prepaid expenses and other current assets in the Company’s consolidated balance sheet. Also under the Separation Agreement, Mr. Markin provided a general release in favor of the Company and its affiliates. Mr. Markin is also obligated to comply with existing covenants not to compete, for nine months following the separation date, and of confidentiality. As of December 31, 2013, there remained approximately $133,897 of severance payable which was reported as part of accrued payroll in the Company’s consolidated balance sheet.

In connection with the resignation of the former CEO, the Company entered into a Services Agreement with Converse & Company, dated October 25, 2013 (the “Services Agreement”), pursuant to which Eric T. Converse, a principal and shareholder of Converse & Company, will serve as interim President and Chief Executive Officer of the Company. Mr. Converse is also a director of the Company. Mr. Converse will perform the duties and responsibilities as are customary for the President and Chief Executive Officer of a company and report to, and be subject to the supervision of, the Board of Directors of the Company.  Converse & Company’s fees are based upon a monthly rate of $25,310, for an initial term of 6 months, which may be extended by the Company on a month-to-month basis.   The Services Agreement may be terminated by either the Company or Converse & Company on notice to the other, provided that a minimum 6 month payment is due unless terminated for cause by the Company or terminated by Converse & Company other than for good reason, each as defined in the Services Agreement.

NOTE 11 - Related Parties

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (a wholly-owned subsidiary of Merck & Co, Inc. (“Merck”)) 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock (See Note 6). Revenues generated from Merck were $368,977 and $1,127,330 for the years ended December 31, 2013 and 2012, respectively. The accounts receivable balance due from Merck was $87,200 and $96,096 as of December 31, 2013 and 2012, respectively.

NOTE 12 – Concentrations of Credit Risk

The Company’s top three customers accounted for approximately 42%, 12%, and 11% of total revenue for the year ended December 31, 2013. One customer accounted for 45% of total revenue for the year ended December 31, 2012.

Four customers accounted for approximately 34%, 13%, 13%, and 11% of accounts receivable as of December 31, 2013 as compared to two customers accounting for 45% and 10% of accounts receivable as of December 31, 2012.

NOTE 13 – Subsequent Events

On March 23, 2014, VirtualScopics, Inc. entered into a Services Extension Agreement with Converse & Company (the “Extension Agreement”). The Extension Agreement extends the term of the Services Agreement (as disclosed in Note 10), which would otherwise have expired on April 18, 2014, for an additional three months. Under the Extension Agreement, the term of the Services Agreement shall therefore expire on July 18, 2014, unless further extended pursuant to the terms and conditions of the Services Agreement.

