Form 10-Q
period 2014-03-31
VirtualScopics, Inc.
filed 2014-05-15
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to________________________________

Commission File Number:	000-52018

VirtualScopics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2014, there were 2,992,853 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$6,837,572	$7,330,630
Accounts receivable, net	1,642,792	1,725,070
Prepaid expenses and other current assets	432,467	397,699
Total current assets	8,912,831	9,453,399

Patents, net	1,306,034	1,334,420
Property and equipment, net	198,171	221,700
Other assets	-
Total assets	$10,417,036	$11,009,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$958,253	$846,071
Accrued payroll	495,972	837,611
Unearned revenue	1,028,987	745,028
Dividends payable	293,333	293,333
Total current liabilities	2,776,545	2,722,043

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 15,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at March 31, 2014 and December 31, 2013; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at March 31, 2014 and December 31, 2013; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at March, 31 2014 and December 31, 2013; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at March 31, 2014 and December 31, 2013; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 85,000,000 shares authorized;
issued 2,992,853 shares at March 31, 2014 and December 31, 2013, respectively; outstanding, 2,992,853 and 2,991,869 shares at March 31, 2014 and December 31, 2013, respectively	2,993	2,992
Additional paid-in capital	21,992,006	21,992,619
Accumulated deficit	(14,354,514)	(13,708,141)
Total stockholders' equity	7,640,491	8,287,476
Total liabilities and stockholders' equity	$10,417,036	$11,009,519

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues	$2,246,954	$2,282,831
Reimbursement revenues	106,032	249,756
Total revenues	2,352,986	2,532,587

Cost of services	1,489,079	1,497,539
Cost of reimbursement revenues	106,032	249,756
Total cost of services	1,595,111	1,747,295
Gross profit	757,875	785,292

Operating expenses
Research and development	285,896	453,411
Sales and marketing	345,077	357,652
General and administrative	687,002	995,302
Depreciation and amortization	86,502	96,313
Total operating expenses	1,404,477	1,902,678

Operating loss	(646,602)	(1,117,386)

Other income (expense)
Other income	1,037	5,880
Other expense	(808)	(1,442)
Total other income	229	4,438

Net loss	(646,373)	(1,112,948)

Preferred stock dividends	42,000	42,000
Net loss available to common stockholders	$(688,373)	$(1,154,948)

Weighted average basic and diluted shares outstanding	2,991,990	2,979,952
Basic and diluted loss per share	$(0.23)	$(0.39)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(646,373)	$(1,112,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,502	96,313
Loss on the disposal of assets	-	12,187
Stock-based compensation	41,388	140,787
Changes in operating assets and liabilities
Accounts receivable	82,278	(406,477)
Prepaid expenses and other assets	(34,768)	(16,990)
Accounts payable and accrued expenses	112,182	130,190
Accrued payroll	(341,639)	(50,177)
Unearned revenue	283,959	(24,210)
Total adjustments	229,902	(118,377)
Net cash used in operating activities	(416,471)	(1,231,325)

Cash flows from investing activities
Purchases of property and equipment	(28,563)	(23,069)
Patent applications and maintenance	(6,024)	(4,353)
Net cash used in investing activities	(34,587)	(27,422)

Cash flows from financing activities
Cash dividends on series B preferred stock	(42,000)	-
Net cash used in financing activities	(42,000)	-
Net decrease in cash	(493,058)	(1,258,747)
Cash
Beginning of period	7,330,630	8,523,807
End of period	$6,837,572	$7,265,060

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$-	$42,000

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - Nature of Business and Basis of Presentation

Nature of Business

The headquarters of VirtualScopics. Inc. and Subsidiary (the “Company”) are located in Rochester, New York. The Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve pharmaceutical and medical device research and development and improve clinical medical image analysis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Income Taxes

In its interim financial statements, the Company follows the guidance of ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby it uses the expected annual effective tax rate in determining its interim tax provisions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Research and Development

Research and development expense relates to the development of new applications and processes including improvements and enhancements to existing software applications. These costs are expensed as incurred.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reclassifications

The Company has reclassified certain amounts from its previously reported condensed consolidated financial statements for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications had no impact on the Company’s previously reported condensed consolidated results from operations or cash flows.

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

NOTE 3 - Stock-Based Compensation

For the three months ended March 31, 2014 and 2013, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term incentive plans and allocated as follows:

	Three Months Ending
	March 31,
	2014	2013

Cost of service revenues	$11,041	$12,842
Research and development	9,573	19,565
Sales and marketing	2,691	3,044
General and administrative	17,524	100,331
Total stock-based compensation	$40,829	$135,782

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period. As of March 31, 2014, there was $160,899 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.72 years.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2014 and 2013 using the Black-Scholes option-pricing model:

	March 31,
	2014	2013
Risk free interest rate	1.9%	1.3%
Expected term (years)	5.9	6.6
Expected volatility	64.5%	68.3%
Expected dividend yield	-	-

A summary of the employee stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2014	425,875	$12.72
Granted	1,250	3.40
Exercised	-
Cancelled/Forfeited	(179,829)	(10.22)
Expired	(316)	(23.60)
Options outstanding at March 31, 2014	246,980	14.48	4.59
Options exercisable at March 31, 2014	207,906	15.06	4.00

As of March 31, 2014 and 2013, the Company had options outstanding to consultants of 22 and 120, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 and 2013 was $2,511 and $5,632, respectively.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 4 - Stockholders’ Equity

The Company has authorized 15,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). During the three months ended March 31, 2014 and 2013, there were no conversions of the Company’s convertible preferred stock.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends, if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of March 31, 2014 and December 31, 2013, there were $84,000 of dividends payable to Series B stockholders. During the three months ended March 31, 2014 and 2013, cash dividends paid to Series B stockholders aggregated to $12,000 and $0, respectively.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of March 31, 2014 and December 31, 2013, there were $209,333 of dividends payable to Series C-1 stockholders. During the three months ended March 31, 2014 and 2013, cash dividends paid to Series C-1 stockholders aggregated to $30,000 and $0, respectively.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the restricted stock award activity for the three months ended March 31, 2014 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	984	7.40
Granted	-
Vested	(984)	(7.40)
Cancelled/Forfeited	-
Nonvested at March 31, 2014	-

The Company incurred $559 and $5,005 in compensation expense during the three months ended March 31, 2014 and 2013, respectively, related to the restricted stock awards granted to Board members and former officers of the Company. During the three months ended March 31, 2014, 984 restricted stock units vested as part of the former CFO’s consulting agreement.

NOTE 5 – Loss Per Share

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three months ending March 31, 2014 and 2013:

	2014	2013
Convertible preferred stock	480,777	480,777
Warrants to purchase common stock	233,753	238,302
Non-vested restricted stock awards	-	15,927
Options to purchase common stock	247,002	596,000
Total	961,532	1,331,006

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 6 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of March 31, 2014 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of March 31, 2014, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 7 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 32%, 23%, and 14% of total revenue for the three months ended March 31, 2014. Three customers accounted for 32%, 14%, and 11% of total revenue for the three months ended March 31, 2013.

Two customers accounted for approximately 36% and 32% of accounts receivable as of March 31, 2014 as compared to the three customers accounting for 45%, 12%, and 12% of accounts receivable as of March 31, 2013.

NOTE 8 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $23,115 and $95,643 for the three months ended March 31, 2014 and 2013, respectively. The accounts receivable balance due from Merck was $1,750 and $87,200 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 9 - Subsequent Events

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Business Overview

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

We are focused on strengthening our core business and increasing the number of contract awards we receive. This effort includes investments in our infrastructure and sales function. We continue to submit proposals and bids for new contracts, however, there can be no assurance that we will secure or maintain contracts from these efforts. Additionally, due to recent consolidation within the industry, our pricing and services may not stay competitive with companies that have a stronger global presence or more experience within the phase III market.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Revenues

We had revenues of $2,353,000 for the quarter ended March 31, 2014 compared to $2,533,000 for the comparable period in 2013, representing a $180,000, or 7%, decrease in revenues. The decrease in revenues is related to a slowdown in the amount of new projects awarded in 2012, the timing of the initiation of projects, and the large number of studies that ended during 2013 and the first three months of 2014. A project’s revenue cycle is dependent on a number of factors, including the time it takes for a drug trial to begin, which varies due to the time required to set up trial sites and to recruit participants. Also, during the life of a project, it is not uncommon for there to be an expansion in the size of the study, which can increase our potential revenue. However, there are also situations when the sponsor does not recruit the number of subjects or sites as originally budgeted, or a drug fails and the study therefore comes to a premature end. In those cases, there are remaining budget dollars at the end of the study that will not be recognized as revenue.

We plan to continue our investments in our sales function by opening a satellite office in the Pennsylvania or New Jersey area. This office will be primarily for sales and project management so that our representatives can be closer to our customers in the area. During the first quarter of 2014, we performed work on 99 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 88 projects during the same period in 2013. During the first quarter of 2014, 44% of our business was in oncology services, 28% in musculoskeletal services, and the remaining 28% was in other therapeutic areas. This compares to 61%, 25% and 14%, respectively, in 2013. During the first quarter of 2014, 76% of the revenues were derived from Phase II and III studies compared to 68% during the comparable period in 2013.

Gross Profit

We had a gross profit of $758,000 for the first quarter of 2014 compared to $785,000 for the comparable period in 2013, representing a $27,000, or a 3% decrease. Our gross profit margin was 32% during the quarter ended March 31, 2014 compared to 31% during the first quarter of 2013. Exclusive of reimbursement revenues and charges, which yield no margin, our gross margin was 34% for the first quarter of 2014 and 2013, respectively. During the first quarter of 2014, we achieved slightly improved gross margins due to the decrease in reimbursed charges incurred during the three months ended 2014 as compared to the prior year.

Research and Development

Research and development costs decreased in the quarter ended March 31, 2014 by $168,000, or 37%, to $286,000, when compared to the quarter ended March 31, 2013. The decrease was largely due to approximately, $167,000 in professional fees to support our previous 510k filing with the FDA during the quarter ended March 31, 2013 that did not reoccur during the first quarter of 2014. We believe our investments within the development group will help enable us to more efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers and are continuing to work on the recruitment of our Scientific Advisory Board. We believe this will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

Sales and marketing costs decreased in the quarter ended March 31, 2014 by $13,000, or 4% to $345,000, when compared to the quarter ended March 31, 2013. The slight decrease is related to the timing of trade shows and conferences during the three months ended March 31, 2013 as compared to the previous year. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD channel.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2014 were $687,000, a decrease of $308,000 or 31%, when compared to the quarter ended March 31, 2013. The decrease was largely attributed to approximately $172,000 in professional fees to support our previous 510k filing with the FDA during the quarter ended March 31, 2013 that did not reoccur during the first quarter of 2014. Additionally, there was approximately $87,000 decrease in stock compensation expense and additional salary savings during the first quarter of 2014 that resulted from the resignations of the former Chief Financial and Chief Executive Officers during the third and fourth quarters of 2013. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $87,000 for the quarter ended March 31, 2014 compared to $96,000 during the quarter ended March 31, 2013. The reduction was due to a number of capital assets being completely depreciated during the first three months of 2014 and by decreases in capital purchases during 2013.

Other Income

Other income for the quarter ended March 31, 2014 was $229 compared to $4,438 for the quarter ended March 31, 2013. During the first quarter of 2014, we recognized a marked to market unrealized gain of $31, relating to the decrease in fair value of warrants that were issued in connection with our 2007 Series B Convertible Preferred Stock offering compared to a non-cash marked to market unrealized gain of $4,870 for the quarter ended March 31, 2013. The aggregate decrease of $4,839 when compared to the first quarter of 2013 is attributable to the lower average price of our common stock during the first three months of 2014 as compared to the same period in 2013.

Net Loss

Net loss for the quarter ended March 31, 2014 was $646,000 compared to a net loss of $1,113,000 for the quarter ended March 31, 2013. The decrease in our net loss was primarily related decreased general and administrative and research and development expenditures, as discussed above.

Liquidity and Capital Resources

Our working capital as of March 31, 2014 was approximately $6,136,000 compared to $6,731,000 as of December 31, 2013. The decrease in working capital was primarily a result of decreased revenue resulting in additional cash used in operations. We do not expect, nor have we experienced, significant write-offs within our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $416,000 in the three months ended March 31, 2014 compared to net cash used in operating activities of $1,231,000 in the comparable 2013 period. The decrease in the use of cash in operations during the three months ended March 31, 2014 compared to the prior year quarter is mainly due to the decreases in our net loss, the timing of cash receipts from customers, and an increase in advance payments received on new contracts from customers, offset by a decrease in our accrued payroll as a result of bonuses paid to our employees during the first quarter of 2014.

We invested $35,000 in the purchase of equipment and the maintenance of patents in the first three months of 2014, compared to $27,000 for the investment in these items in the first three months of 2013. Our IT systems are the basis of our operating platform. Therefore, we plan to invest in our IT infrastructure during 2014 to ensure we have a robust and reliable operating system to further support our core business.

There was $42,000 in cash used by our financing activities during the three months ended March 31, 2014 compared to no cash provided or used in the three months ended March 31, 2013. The Series C-1 and B preferred stock cash dividends resulted from the Series C-1 stockholders electing to receive cash dividends in 2014.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;

•	our products and services require ongoing research and development and we may experience technical problems or delays and we may not have the funds necessary to continue their development;

•	a decline in new bookings and awards causing a decrease in our revenues and cash flows;

•	our new products and service offerings which are subject to government regulation and approval may cause us to incur additional costs in order to obtain such approval; and

•	other specific risks that may be referred to in this report or in our report on Form 10-K for the year ended December 31, 2013.

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 3.1	Amended and Restated Bylaws of VirtualScopics, Inc. dated March 21, 2014 (Incorporated herein by reference to Exhibit 3.11 to the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).

Exhibit 10.1	Company Bonus Plan (Incorporated herein by reference to Exhibit 10.7 to the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).*

Exhibit 10.2	Services Agreement Extension Agreement, dated March 23, 2014, between VirtualScopics, Inc. and Converse & Company (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014 (File No. 000-52018)).*

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2014	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Acting Chief Financial Officer

Exhibit Index

Exhibit 3.1	Amended and Restated Bylaws of VirtualScopics, Inc. dated March 21, 2014 (Incorporated herein by reference to Exhibit 3.11 to the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).

Exhibit 10.1	Company Bonus Plan (Incorporated herein by reference to Exhibit 10.7 to the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).*

Exhibit 10.2	Services Agreement Extension Agreement, dated March 23, 2014, between VirtualScopics, Inc. and Converse & Company (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014 (File No. 000-52018)).*

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.

* Management contract or compensatory plan or arrangement.

