Form 10-Q
period 2014-06-30
VirtualScopics, Inc.
filed 2014-08-14
CIK 1307752

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 _______________________________________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to____________________________________

Commission File Number: 000-52018___________________________________________________________

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

585)249-6231
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

As of July 31, 2014, there were 2,994,928 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$5,573,576	$7,330,630
Accounts receivable, net	1,861,735	1,725,070
Prepaid expenses and other current assets	371,341	397,699
Total current assets	7,806,652	9,453,399

Patents, net	1,271,586	1,334,420
Property and equipment, net	261,608	221,700
Total assets	$9,339,846	$11,009,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$840,540	$846,071
Accrued payroll	685,595	837,611
Unearned revenue	588,187	745,028
Dividends payable	335,333	293,333
Total current liabilities	2,449,655	2,722,043

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 and 15,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at June 30, 2014 and December 31, 2013; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at June 30, 2014 and December 31, 2013; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,190 shares at June, 30 2014 and December 31, 2013; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at June 30, 2014 and December 31, 2013; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 and 85,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; issued 2,992,853 shares at June 30, 2014 and December 31, 2013, respectively; outstanding, 2,992,853 and 2,991,869 shares at June 30, 2014 and December 31, 2013, respectively	2,993	2,992
Additional paid-in capital	21,973,237	21,992,619
Accumulated deficit	(15,086,045)	(13,708,141)
Total stockholders' equity	6,890,191	8,287,476
Total liabilities and stockholders' equity	$9,339,846	$11,009,519

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$2,542,048	$3,546,607	$4,789,001	$5,829,438
Reimbursement revenues	106,699	160,070	212,731	409,826
Total revenues	2,648,747	3,706,677	5,001,732	6,239,264

Cost of services	1,601,679	1,776,524	3,090,758	3,274,063
Cost of reimbursement revenues	106,699	160,070	212,731	409,826
Total cost of services	1,708,378	1,936,594	3,303,489	3,683,889
Gross profit	940,369	1,770,083	1,698,243	2,555,375

Operating expenses
Research and development	306,289	349,754	592,185	803,164
Sales and marketing	482,807	430,153	827,884	787,805
General and administrative	807,642	777,354	1,494,643	1,772,656
Depreciation and amortization	75,526	90,554	162,028	186,867
Total operating expenses	1,672,264	1,647,815	3,076,740	3,550,492

Operating (loss) income	(731,895)	122,268	(1,378,497)	(995,117)

Other income (expense)
Other income	1,051	12,425	2,057	18,304
Other expense	(687)	(407)	(1,464)	(1,848)
Total other income	364	12,018	593	16,456

Net (loss) income	(731,531)	134,286	(1,377,904)	(978,661)

Preferred stock dividends	42,000	42,000	84,000	84,000
Net (loss) income available to common stockholders	$(773,531)	$92,286	$(1,461,904)	$(1,062,661)

Weighted average basic shares outstanding	2,992,853	2,979,952	2,992,421	2,979,952
Weighted average diluted shares outstanding	2,992,853	3,467,138	2,992,421	2,979,952
Basic and diluted (loss) earnings per share	$(0.26)	$0.03	$(0.49)	$(0.36)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,377,904)	$(978,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,028	186,867
Loss on the disposal of assets	-	9,862
Stock-based compensation	64,619	252,307
Changes in operating assets and liabilities
Accounts receivable	(136,665)	(1,206,490)
Prepaid expenses and other assets	26,358	131,441
Accounts payable and accrued expenses	(5,531)	(126,610)
Accrued payroll	(152,016)	182,590
Unearned revenue	(156,841)	174,205
Total adjustments	(198,048)	(395,828)
Net cash used in operating activities	(1,575,952)	(1,374,489)

Cash flows from investing activities
Purchases of property and equipment	(133,078)	(25,198)
Proceeds from the sale of equipment	-	28,441
Patent applications and maintenance	(6,024)	(6,818)
Net cash used in investing activities	(139,102)	(3,575)

Cash flows from financing activities
Cash dividends on series B preferred stock	(42,000)	-
Net cash used in financing activities	(42,000)	-
Net decrease in cash	(1,757,054)	(1,378,064)
Cash
Beginning of period	7,330,630	8,523,807
End of period	5,573,576	7,145,743

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$42,000	$84,000

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - Nature of Business and Basis of Presentation

Nature of Business

The headquarters of VirtualScopics. Inc. and its wholly-owned subsidiary, VirtualScopics, LLC (the “Subsidiary” and, together, the “Company”) are located in Rochester, New York. The Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve pharmaceutical and medical device research and development and improve clinical medical image analysis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Additionally, a Certificate of Amendment to decrease the Company’s authorized common stock from 85,000,000 shares to 20,000,000 shares and to decrease the number of authorized and undesignated preferred stock from 15,000,000 shares to 1,000,000 shares was approved by the Company's stockholders at its Annual Meeting of Stockholders held on June 17, 2014. The authorized share information presented in these financial statements and accompanying footnotes will reflect the change as of June 30, 2014 and going forward.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 2 - Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when an agreement exists, services and products have been performed or delivered, as the case may be, prices are fixed or determinable, and collectability is reasonably assured. Revenues are reduced for estimated discounts and other allowances, if any.

The Company provides advanced medical image analysis on a per analysis basis, and recognizes revenue when the image analysis is completed. Revenue related to project, data and site management services is recognized as the services are rendered and in accordance with the terms of the contract. Consulting revenue is recognized once the services are rendered and typically charged at an hourly rate.

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

Income Taxes

In its interim financial statements, the Company follows the guidance of Accounting Standards Codification (“ASC”) 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby it uses the expected annual effective tax rate in determining its interim tax provisions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 3 - Stock-Based Compensation

For the three and six months ended June 30, 2014 and 2013, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term incentive plans and allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of service revenues	$9,223	$12,371	$20,264	$25,214
Research and development	8,912	16,331	18,485	35,896
Sales and marketing	2,046	2,780	4,737	5,823
General and administrative	3,050	72,692	20,574	173,022
Total stock-based compensation	$23,231	$104,174	$64,060	$239,955

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period. As of June 30, 2014, there was $129,755 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2 years.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2014 and 2013 using the Black-Scholes option-pricing model:

	June 30,
	2014	2013
Risk free interest rate	1.8%	1.3%
Expected term (years)	5.9	6.6
Expected volatility	65.8%	68.3%
Expected dividend yield	-	-

A summary of the employee stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2014	425,875	$12.72
Granted	16,750	3.47
Exercised	-
Cancelled/Forfeited	(197,363)	(10.18)
Expired	(316)	(23.60)
Options outstanding at June 30, 2014	244,946	14.16	4.53
Options exercisable at June 30, 2014	207,532	15.10	3.82

As of June 30, 2014 and 2013, the Company had options outstanding to consultants of 0 and 5,344, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2014 and 2013 was $41,368 and $5,632, respectively.

NOTE 4 - Stockholders’ Equity

As of June 30, 2014, the Company has authorized 1,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). During the six months ended June 30, 2014 and 2013, there were no conversions of the Company’s convertible preferred stock.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of June 30, 2014 and December 31, 2013, there were $96,000 and $84,000, respectively of accrued dividends payable to Series B stockholders. During the six months ended June 30, 2014 and 2013, cash dividends paid to Series B stockholders aggregated to $12,000 and $0, respectively.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock and the Series A and Series B preferred stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of June 30, 2014 and December 31, 2013, there were $239,333 and $209,333, respectively of accrued dividends payable to Series C-1 stockholders. During the six months ended June 30, 2014 and 2013, cash dividends paid to Series C-1 stockholders aggregated to $30,000 and $0, respectively.

Restricted Stock Awards

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award and expiration of certain restrictions contained in the grant of such award. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense. Shares contained in the unvested portion of restricted stock awards are forfeited upon termination of employment, unless otherwise agreed. The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the restricted stock award activity for the six months ended June 30, 2014 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	984	7.40
Granted	-
Vested	(984)	(7.40)
Cancelled/Forfeited	-
Nonvested at June 30, 2014	-

The Company incurred $559 and $12,352 in compensation expense during the six months ended June 30, 2014 and 2013, respectively, and 0 and $7,346 in compensation expense during the three months ended June 30, 2014 and 2013, respectively, related to the restricted stock awards granted to Board members and former officers of the Company. During the six months ended June 30, 2014, 984 restricted stock units vested as part of the former CFO’s consulting agreement.

NOTE 5 – Earnings (Loss) Per Share

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table reconciles the numerator and denominator for the calculation:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income available to common stockholders – basic	$(773,531)	$92,286	$(1,461,904)	$(1,062,661)

Denominator - basic:
Weighted average number of common shares outstanding	2,992,853	2,979,952	2,992,421	2,979,952
Basic (loss) earnings per common share	$(0.26)	$0.03	$(0.49)	$(0.36)

Net (loss) income available to common stockholders - diluted	$(773,531)	$92,286	$(1,461,904)	$(1,062,661)

Denominator - diluted:
Weighted average number of common shares outstanding	2,992,853	2,979,952	2,992,421	2,979,952
Common share equivalents of outstanding stock options	-	6,409	-	-
Common share equivalents of outstanding stock convertible preferred stock	-	480,777	-	-
Weighted average number of common shares outstanding	2,992,853	3,467,138	2,992,421	2,979,952
Diluted (loss) earnings per common share	$(0.26)	$0.03	$(0.49)	$(0.36)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:

Convertible preferred stock	480,777	-	480,777	480,777
Non-vested restricted stock awards	-	15,927	-	15,927
Stock options to purchase common stock	244,946	575,907	244,946	582,307
Warrants to purchase common stock	233,753	233,753	233,753	233,753

NOTE 6 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of June 30, 2014 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of June 30, 2014, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 7 - Concentration of Credit Risk

The Company’s top four customers accounted for approximately 30%, 20%, 18%, and 10% of total revenue for the six months ended June 30, 2014. Three customers accounted for 48%, 10%, and 10% of total revenue for the six months ended June 30, 2013.

The Company’s top four customers accounted for approximately 28%, 22%, 18%, and 13% of total revenue for the three months ended June 30, 2014. Two customers accounted for 58% and 10% of total revenue for the three months ended June 30, 2013.

Four customers accounted for approximately 25%, 19%, 16%, and 15% of accounts receivable as of June 30, 2014. Four customers accounted for approximately 34%, 13%, 13%, and 11% of accounts receivable as of December 31, 2013.

NOTE 8 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. . Revenues generated from Merck were $42,755 and $129,435 for the six months ended June 30, 2014 and 2013, respectively and $19,640 and $33,792 for the three months ended June 30, 2014 and 2013, respectively. The accounts receivable balance due from Merck was $7,225 and $87,200 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 9 – Commitments and Contingencies

In May 2014, the Company entered into a lease for approximately 2,190 square feet of office space in New Hope, Pennsylvania. The lease term is for three years with a lease commencement date of June 1, 2014. The base annual rent under the lease is $54,000, and increases three percent (3%) per year over the term of the lease.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 10 - Subsequent Events

On July 23, 2014, (the “Effective Date”), the Company entered into an employment agreement with Eric T. Converse who was appointed President and Chief Executive Officer. The Executive Employment Agreement begins as of the Effective Date, has an initial term of one year and will be extended automatically for one-year periods so long as Mr. Converse remains fully employed by the Company. Mr. Converse will receive an annual salary of $325,000 during the term of the Executive Employment Agreement. Mr. Converse is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. Mr. Converse is eligible to participate in such health, medical and dental, disability and other executive benefit plans as are afforded to other executive officers of the Company. On the Effective Date, Mr. Converse was granted an option to purchase 87,017 shares of the Company’s common stock with a $4.22 exercise price, four year vesting period, and ten year term. If Mr. Converse remains employed by the Company on the date that is twelve months after the Effective Date, the Company will award an option to purchase an additional 87,017 shares, and if employed twenty-four months after the Effective Date, then the Company will also award an option to purchase an additional 43,510 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Converse is employed by the Company.

The Executive Employment Agreement provides that if the Company terminates Mr. Converse’s employment without cause, then the Company is required to pay his annual salary and benefits for a period of six months. If a Change in Control (as defined in the Executive Employment Agreement) occurs on or before the third anniversary of the Effective Date, then the Company is required to pay Mr. Converse an amount equal to 75% of his annual salary for the year in which the Change in Control occurs.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the related condensed consolidated statements of operations and cash flows for the three and months ended June 30, 2014 and 2013, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Business Overview

We are a provider of clinical trial imaging solutions currently serving the pharmaceutical, biotechnology and medical device industries. We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical and medical device research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer and other debilitating diseases.

Revenues since inception have been derived primarily from image analysis services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology, fatty liver disease, neurology, cardiovascular, and osteoarthritis. We have also derived a small portion of our revenue from consulting services. We expect that the concentration of our revenue will continue in these services and in those areas in 2014. Revenues are recognized as the medical images that we process are quantified and delivered to our customers and/or the services are performed.

We are focused on strengthening our core business and increasing the number of contract awards we receive. This effort includes investments in our infrastructure and sales function. We continue to submit proposals and bids for new contracts, however, there can be no assurance that we will secure or maintain contracts from these efforts. Additionally, due to recent consolidation within the industry, our pricing and services may not stay competitive with companies that have a stronger global presence.

There are several factors that can affect whether we will realize the full benefits under any contract and the time over which we will realize that revenue. Customers may not continue our services due to many reasons including lack of demonstrated efficacy with their compounds in development. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or awarded. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training.

Results of Operations

Results of Operations for Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Revenues

We had revenues of $2,649,000 for the quarter ended June 30, 2014 compared to $3,707,000 for the comparable period in 2013, representing a $1,058,000, or 29%, decrease in revenues. The decrease in revenues was affected by a six week, phase III breast cancer study which generated over $1 million in revenues during the second quarter of 2013 and the related slowdown in the amount of new projects awarded in 2012, the timing of the initiation of projects, and the large number of studies that ended during 2013 and the first six months of 2014. A project’s revenue cycle is dependent on a number of factors, including the time it takes for a drug trial to begin, which varies due to the time required to set up trial sites and to recruit participants. Also, during the life of a project, it is not uncommon for there to be an expansion in the size of the study, which can increase our potential revenue. However, there are also situations when the sponsor does not recruit the number of subjects or sites as originally budgeted, or a drug fails and the study therefore comes to a premature end. In those cases, there are remaining budget dollars at the end of the study that will not be recognized as revenue.

We continued our investments in our sales function by the recent opening of a satellite office in New Hope, Pennsylvania. This office is primarily for sales and project management, allowing our representatives to be closer to our customers in the Pharma corridor. During the second quarter of 2014, we performed work on 98 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 90 projects during the same period in 2013. During the second quarter of 2014, 54% of our business was in oncology services, 29% in musculoskeletal services, and the remaining 17% was in other therapeutic areas. This compares to 68%, 20% and 12%, respectively, in 2013. During the second quarter of 2014, 84% of the revenues were derived from Phase II and III studies compared to 82% during the comparable period in 2013.

Gross Profit

We had a gross profit of $940,000 for the second quarter of 2014 compared to $1,770,000 for the comparable period in 2013, representing a $830,000, or a 47% decrease. Our gross profit margin was 36% during the quarter ended June 30, 2014 compared to 48% during the second quarter of 2013. Our margins decreased year over year due to the volume of business. During the second quarter of 2013, we achieved higher gross margins due to a large Phase III study that we delivered in six weeks, aided by our 2013 software release that enables quick, efficient and reliable analysis of traditional Phase III imaging endpoints.

Research and Development

Research and development costs decreased in the quarter ended June 30, 2014 by $43,000, or 12%, to $306,000, when compared to the quarter ended June 30, 2013. The decrease was largely due to approximately, $47,000 in professional fees to support our previous 510k filing with the FDA during the quarter ended June 30, 2013, which did not reoccur during the second quarter of 2014. We believe our investments within the development group will help enable us to more efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers. We recently finalized the recruitment of our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

Sales and marketing costs increased in the quarter ended June 30, 2014 by $53,000, or 12% to $483,000, when compared to the quarter ended June 30, 2013. The increase is related to the timing of trade shows and conferences and higher commissions during the three months ended June 30, 2014 as compared to the previous year. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD channel. The Company recently formed an alliance with IXICO, plc located in London, which provides clinical trial solutions focusing on neurology. The alliance enables the Company to access IXICO’s expertise on neurology and provides a European presence. In addition, the integration of the Companies’ complementary technologies will provide more comprehensive and scalable capabilities.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2014 were $808,000, an increase of $30,000 or 4%, when compared to the quarter ended June 30, 2013. The increase was largely attributable to legal and investor relations costs incurred as part of negotiating the office lease in Pennsylvania and finalizing the Scientific Advisory Board and IXICO alliance agreements. This was offset by a decrease in professional fees incurred to support our previous 510k filing with the FDA during the quarter ended June 30, 2013, which did not reoccur during the second quarter of 2014. Additionally, there was a decrease in stock compensation expense and additional salary savings during the second quarter of 2014 that resulted from the resignations of the former Chief Financial and Chief Executive Officers during the third and fourth quarters of 2013. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $76,000 for the quarter ended June 30, 2014 compared to $91,000 during the quarter ended June 30, 2013. The reduction was due to a number of capital assets being completely depreciated during the first six months of 2014 and by decreases in capital purchases during 2013.

Other Income

Other income for the quarter ended June 30, 2014 was $364 compared to $12,000 for the quarter ended June 30, 2013. During the second quarter of 2014, we recognized a mark to market unrealized loss of $50, relating to the increase in fair value of warrants that were issued in connection with our 2007 Series B Convertible Preferred Stock offering compared to a non-cash mark to market unrealized gain of $9,000 for the quarter ended June 30, 2013.

Net Loss

Net loss for the quarter ended June 30, 2014 was $732,000 compared to net income of $134,000 for the quarter ended June 30, 2013. The increase in our net loss was primarily related to the volume of revenue and a large phase III study that was completed during the second quarter of 2013, as discussed above.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Our revenues for the six months ended June 30, 2014 were $5,002,000, a decrease of $1,238,000 or 20% over the first half of 2013. The decrease in revenues was affected by a six week, phase III breast cancer study which generated over $1 million in revenues during the second quarter of 2013 that did not reoccur in 2014. Additionally, there was a related slowdown in the amount of new projects awarded in 2012, the timing of the initiation of projects, and the large number of studies that ended during 2013 and the first six months of 2014.

The Company continues to focus on strategies that we believe will lead to increased revenue and profitability. First, the Company finalized an alliance with IXICO, plc located in London, which provides clinical trial solutions focusing on neurology. The alliance enables the Company to access IXICO’s expertise on neurology and provides a European presence. In addition, we believe the integration of the Companies’ complementary technologies will help provide more comprehensive and scalable capabilities. Secondly, the Company finalized the recruitment of a Scientific Advisory Board which we believe will enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area. Thirdly, we continued our investments in our sales function by the recent opening of a satellite office in New Hope, Pennsylvania. This office is primarily for sales and project management, allowing our representatives to be closer to our customers in the Pharma corridor.

During the first six months of 2014, we performed work on 109 different projects in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 100 projects on which we performed work during the same period in 2013. During the first six months of 2014, 50% of our business was in oncology services and 28% in musculoskeletal, and the remaining 22% was in other therapeutic areas. This compares to 65%, 22% and 13%, respectively, in 2013. During the first six months of 2014, 80% of the revenues were derived from Phase II and III studies compared to 76% during the comparable period in 2013.

Gross Profit

We had a gross profit of $1,698,000 for the six months ended June 30, 2014 compared to $2,555,000 for the comparable period in 2013, representing a $857,000, or 34%, decline. Our gross margin for the six months ended June 30, 2014 was 34% compared to 41% for the first half of 2013. Our margins decreased year over year due to the volume of business. Specifically, during the first six months of 2013, we achieved improved gross margins due to a large Phase III study that we delivered within a six week timeframe, aided by our 2013 software release that enables quick, efficient and reliable analysis of traditional Phase III imaging endpoints.

Research and Development

Total research and development expenditures were $592,000 in the first half of 2014 compared to $803,000 for the comparable period in 2013, a decrease of 26%. The expenditures were lower due to approximately $213,000 in consultant and professional fees incurred during the six months ended June 30, 2013, related to the personalized medicine application, that did not reoccur in the first half of 2014. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. We recently finalized the recruitment of our Scientific Advisory Board which we believe will enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

Sales and marketing costs for the six months ended June 30, 2014 were $828,000 compared to $788,000 for the first half of 2013, an increase of 5%. The increase is related to the timing of trade shows and conferences and higher commissions during the first half June 30, 2014 as compared to the previous year. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc and IXICO, plc.

General and Administrative

General and administrative expenses for the six months ended June 30, 2014 were $1,495,000, a decrease of $278,000 or 16%, over the first half of 2013. This was attributable to a decrease of approximately $197,000 in consultant and professional fees, during the six months ended June 30, 2013, related to the personalized medicine application that did not reoccur in the first half of 2014. Additionally, there was a $163,000 decrease in stock compensation expense and additional salary savings during the second quarter of 2014 that resulted from the resignations of the former Chief Financial and Chief Executive Officers during the third and fourth quarters of 2013. This was offset by a $75,000 increase in legal and investor relations costs incurred as part of negotiating the office lease in Pennsylvania and finalizing the Scientific Advisory Board and IXICO alliance agreements. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $162,000 for the six months ended June 30, 2014 compared to $187,000 during the first half of June 30, 2013. The reduction was due to a number of capital assets being completely depreciated during the first six months of 2014 and by decreases in capital purchases during 2013.

Other Income (Expense)

Other income for the six months ended June 30, 2014 was $593 compared to $16,000 for the six months ended June 30, 2013. During the six months ended 2014, we recognized a mark to market unrealized loss of $19, relating to the increase in fair value of warrants that were issued in connection with our 2007 Series B Convertible Preferred Stock offering compared to a non-cash mark to market unrealized gain of $14,000 for the six months ended June 30, 2013.

Net Loss

Our net loss for the six months ended June 30, 2014 was $1,378,000 compared to a net loss of $979,000 for the same period in 2013. The increase in our net loss was primarily related to the volume of revenue and a large phase III study that was completed during the second quarter of 2013, as discussed above.

Liquidity and Capital Resources

Our working capital as of June 30, 2014 was approximately $5,357,000 compared to $6,731,000 as of December 31, 2013. The decrease in working capital was primarily a result of decreased revenue resulting in additional cash used in operations. We do not expect, nor have we experienced, significant write-offs of our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,576,000 in the six months ended June 30, 2014 compared to net cash used in operating activities of $1,374,000 in the comparable 2013 period. The increase in the use of cash in operations during the first six months of 2014 compared to the first half of 2013 is mainly due to the increases in our net loss and the timing of cash receipts from customers, partially offset by a decrease in our accrued payroll as a result of bonuses paid to our employees during the first quarter of 2014.

We invested $139,000 in the purchase of equipment and the maintenance of patents in the first six months of 2014, compared to $32,000 for the investment in these items in the first six months of 2013. Our IT systems are the basis of our operating platform. Therefore, we plan to continue to invest in our IT infrastructure during 2014 to ensure we have a robust and reliable operating system to further support our core business.

There was $42,000 in cash used by our financing activities during the six months ended June 30, 2014 compared to no cash provided or used in the six months ended June 30, 2013. The Series C-1 and B preferred stock cash dividends resulted from the Series C-1 stockholders electing to receive cash dividends in 2014.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (other than our consulting agreements and operating leases for our corporate headquarters, satellite office and certain equipment) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and scientific personnel;

•	our products and services require ongoing research and development and we may experience technical problems or delays and we may not have the funds necessary to continue their development;

•	a decline in new bookings and awards, or our ability to convert bookings into revenues at acceptable profit margins, causing a decrease in our revenues and cash flows;

•	our new products and service offerings which are subject to government regulation and approval may cause us to incur additional costs in order to obtain such approval; and

•	other specific risks that may be referred to in this report or in our report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 10.1          Employment Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).*

Exhibit 10.2           Confidentiality and Non-Competition Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).*

Exhibit 10.3          Alliance Framework Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited.**

Exhibit 10.4          Master Subcontract Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited.**

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

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Acting Chief Financial Officer

Exhibit Index

Exhibit 10.1          Employment Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).*

Exhibit 10.2           Confidentiality and Non-Competition Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).*

Exhibit 10.3          Alliance Framework Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited.**

Exhibit 10.4          Master Subcontract Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited.**

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

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the SEC.

