Form 10-Q
period 2014-09-30
VirtualScopics, Inc.
filed 2014-11-13
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014_______________________________________

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

As of October 31, 2014, there were 2,994,928 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$5,103,190	$7,330,630
Accounts receivable, net	2,055,948	1,725,070
Prepaid expenses and other current assets	448,909	397,699
Total current assets	7,608,047	9,453,399

Patents, net	1,237,137	1,334,420
Property and equipment, net	232,665	221,700
Total assets	$9,077,849	$11,009,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,185,404	$846,071
Accrued payroll	796,559	837,611
Unearned revenue	828,844	745,028
Dividends payable	335,333	293,333
Total current liabilities	3,146,140	2,722,043

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 and 15,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at September 30, 2014 and December 31, 2013; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at September 30, 2014 and December 31, 2013; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,165 and 2190 shares at September, 30 2014 and December 31, 2013, respectively; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; issued and outstanding, 0 shares at September 30, 2014 and December 31, 2013; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 and 85,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively;
issued 2,994,928 and 2,992,853 shares at September 30, 2014 and December 31, 2013, respectively; outstanding, 2,994,928 and 2,991,869 shares at September 30, 2014 and December 31, 2013, respectively	2,995	2,992
Additional paid-in capital	21,970,276	21,992,619
Accumulated deficit	(16,041,568)	(13,708,141)
Total stockholders' equity	5,931,709	8,287,476
Total liabilities and stockholders' equity	$9,077,849	$11,009,519

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$2,502,413	$2,144,535	$7,291,415	$7,973,973
Reimbursement revenues	238,828	83,342	451,559	493,168
Total revenues	2,741,241	2,227,877	7,742,974	8,467,141

Cost of services	1,573,790	1,328,406	4,664,548	4,602,469
Cost of reimbursement revenues	238,828	83,342	451,559	493,168
Total cost of services	1,812,618	1,411,748	5,116,107	5,095,637
Gross profit	928,623	816,129	2,626,867	3,371,504

Operating expenses
Research and development	307,470	376,595	899,655	1,179,760
Sales and marketing	545,172	347,977	1,373,056	1,135,782
General and administrative	957,795	753,828	2,452,438	2,526,483
Depreciation and amortization	74,106	88,863	236,135	275,730
Total operating expenses	1,884,543	1,567,263	4,961,284	5,117,755

Operating loss	(955,920)	(751,134)	(2,334,417)	(1,746,251)

Other income (expense)
Other income	1,030	1,030	3,087	5,381
Other expense	(633)	(1,218)	(2,097)	10,887
Total other income (expense)	397	(188)	990	16,268

Net loss	(955,523)	(751,322)	(2,333,427)	(1,729,983)

Preferred stock dividends	42,000	42,000	126,000	126,000
Net loss available to common stockholders	$(997,523)	$(793,322)	$(2,459,427)	$(1,855,983)

Weighted average basic and diluted shares outstanding	2,994,590	2,979,952	2,993,154	2,979,952
Basic and diluted loss per share	$(0.33)	$(0.27)	$(0.82)	$(0.62)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,333,427)	$(1,729,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,135	275,730
Loss on the disposal of assets	-	10,098
Stock-based compensation	103,660	289,311
Changes in operating assets and liabilities
Accounts receivable	(330,878)	(501,981)
Prepaid expenses and other assets	(51,210)	22,554
Accounts payable and accrued expenses	339,333	(199,521)
Accrued payroll	(41,052)	87,648
Unearned revenue	83,816	233,034
Total adjustments	339,804	216,873
Net cash used in operating activities	(1,993,623)	(1,513,110)

Cash flows from investing activities
Purchases of property and equipment	(143,793)	(26,640)
Proceeds from the sale of equipment	-	28,441
Patent applications and maintenance	(6,024)	(8,842)
Net cash used in investing activities	(149,817)	(7,041)

Cash flows from financing activities
Cash dividends on series B preferred stock	(84,000)	-
Net cash used in financing activities	(84,000)	-
Net decrease in cash	(2,227,440)	(1,520,151)
Cash
Beginning of period	7,330,630	8,523,807
End of period	5,103,190	7,003,656

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$42,000	$251,333
Conversion of series A preferred stock into common stock	$2	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

A Certificate of Amendment to decrease the Company’s number of authorized common stock from 85,000,000 shares to 20,000,000 shares and to decrease the number of authorized and undesignated preferred stock from 15,000,000 shares to 1,000,000 shares was approved by the Company's stockholders at its Annual Meeting of Stockholders on June 17, 2014. The authorized share information presented in these financial statements and accompanying footnotes reflects such change.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 3 - Stock-Based Compensation

For the three and nine months ended September 30, 2014 and 2013, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted under its long-term incentive plans and allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of service revenues	$10,052	$12,909	$30,316	$38,123
Research and development	7,680	12,392	26,165	48,288
Sales and marketing	2,290	2,789	7,026	8,612
General and administrative	19,020	1,487	39,595	174,509
Total stock-based compensation	$39,042	$29,577	$103,102	$269,532

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period. As of September 30, 2014, there was $388,589 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.24 years.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2014 and 2013 using the Black-Scholes option-pricing model:

	September 30,
	2014	2013
Risk free interest rate	1.8%	1.5%
Expected term (years)	5.9	6.6
Expected volatility	64.6%	71.3%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the employee stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2014	425,875	$12.72
Granted	177,517	4.14
Exercised	-
Cancelled/Forfeited	(201,280)	(10.23)
Expired	(316)	(23.60)
Options outstanding at September 30, 2014	401,796	$10.17	6.42
Options exercisable at September 30, 2014	206,503	$15.04	3.57

As of September 30, 2014 and 2013, the Company had options outstanding to consultants of 0 and 520 respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $434,438 and $8,687, respectively.

NOTE 4 - Stockholders’ Equity

As of September 30, 2014, the Company has authorized 1,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). During the nine months ended September 30, 2014, there were 25 shares of Series A Preferred Stock converted to 2,075 shares of common stock and there were no conversions of the Series A Preferred Stock during the nine months ended September 30, 2013. Additionally, there were no conversions of the Company’s convertible Series B and C-1 preferred stock during the nine months ended September 30, 2014 and 2013.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of September 30, 2014 and December 31, 2013, there were $96,000 and $84,000, respectively of accrued dividends payable to Series B stockholders. During the nine months ended September 30, 2014 and 2013, cash dividends paid to Series B stockholders aggregated to $24,000 and $0, respectively.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock and the Series A and Series B preferred stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of September 30, 2014 and December 31, 2013, there were $239,333 and $209,333, respectively of accrued dividends payable to Series C-1 stockholders. During the nine months ended September 30, 2014 and 2013, cash dividends paid to Series C-1 stockholders aggregated to $60,000 and $0, respectively.

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

A summary of the restricted stock award activity for the nine months ended September 30, 2014 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	984	$7.40
Granted	-	-
Vested	(984)	(7.40)
Cancelled/Forfeited	-	-
Nonvested at September 30, 2014	-	$-

The Company incurred $558 and $19,779 in compensation expense during the nine months ended September 30, 2014 and 2013, respectively, and $0 and $7,427 in compensation expense during the three months ended September 30, 2014 and 2013, respectively, related to the restricted stock awards granted to Board members and former officers of the Company. During the nine months ended September 30, 2014, 984 restricted stock units vested as part of the former CFO’s consulting agreement.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three and nine months ending September 30, 2014 and 2013:

	2014	2013
Convertible preferred stock	478,701	480,777
Warrants to purchase common stock	136,132	233,753
Non-vested restricted stock awards	-	12,796
Options to purchase common stock	401,796	554,898
Total	1,016,629	1,282,404

NOTE 6 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of September 30, 2014 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of September 30, 2014, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 7 - Concentration of Credit Risk

The Company’s top four customers accounted for approximately 28%, 22%, 19%, and 10% of total revenue for the nine months ended September 30, 2014. Three customers accounted for 45%, 11%, and 11% of total revenue for the nine months ended September 30, 2013.

The Company’s top three customers accounted for approximately 25%, 24%, and 22% of total revenue for the three months ended September 30, 2014. Three customers accounted for 36%, 16%, and 14% of total revenue for the three months ended September 30, 2013.

Three customers accounted for approximately 30%, 23%, and 17% of accounts receivable as of September 30, 2014. Four customers accounted for approximately 34%, 13%, 13%, and 11% of accounts receivable as of December 31, 2013.

NOTE 8 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $88,932 and $164,171 for the nine months ended September 30, 2014 and 2013, respectively and $46,177 and $34,736 for the three months ended September 30, 2014 and 2013, respectively. The accounts receivable balance due from Merck was $32,118 and $87,200 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 9 – Commitments and Contingencies

Operating Lease

In May 2014, the Company entered into a lease for approximately 2,190 square feet of office space in New Hope, Pennsylvania. The lease term is for three years with a lease commencement date of September 1, 2014. The base annual rent under the lease is $54,000, and increases three percent (3%) per year over the term of the lease.

Employment Agreements

On July 23, 2014, (the “Effective Date”), the Company entered into an employment agreement with Eric T. Converse who was appointed President and Chief Executive Officer (the “CEO Employment Agreement”). The CEO Employment Agreement begins as of the Effective Date, has an initial term of one year and will be extended automatically for one-year periods so long as Mr. Converse remains fully employed by the Company. Mr. Converse will receive an annual salary of $325,000 during the term of the CEO Employment Agreement. Mr. Converse is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. On the Effective Date, Mr. Converse was also granted an option to purchase 87,017 shares of the Company’s common stock with a $4.22 exercise price, four year vesting period, and ten year term. If Mr. Converse remains employed by the Company on the date that is twelve months after the Effective Date, the Company will award an option to purchase an additional 87,017 shares, and if employed twenty-four months after the Effective Date, then the Company will also award an option to purchase an additional 43,510 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Converse is employed by the Company.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The CEO Employment Agreement provides that if the Company terminates Mr. Converse’s employment without cause, then the Company is required to pay his annual salary and benefits for a period of six months. If a change in control (as defined in the CEO Employment Agreement) occurs on or before the third anniversary of the Effective Date, then the Company is required to pay Mr. Converse an amount equal to 75% of his annual salary for the year in which the change in control occurs.

On August 19, 2014 (the “Second Effective Date”), the Company entered into an employment agreement with James A. Groff, pursuant to which Mr. Groff agreed to serve as the Company’s Chief Financial Officer (the “CFO Employment Agreement”). The term of the CFO Employment Agreement begins as of the Second Effective Date, and will be extended automatically for one-year periods so long as Mr. Groff remains fully employed by the Company. Mr. Groff will receive an annual salary of $150,000 during the term of the CFO Employment Agreement. Mr. Groff is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. On the Second Effective Date, Mr. Groff was granted an option to purchase 25,000 shares of the Company’s common stock. If Mr. Groff remains employed by the Company on the date that is twelve months after the Second Effective Date, the Company will award an option to purchase an additional 25,000 shares, and if employed twenty-four months after the Second Effective Date, then the Company will also award an option to purchase an additional 25,000 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Groff is employed by the Company.

The CFO Employment Agreement provides that if the Company terminates Mr. Groff’s employment without cause, then the Company is required to pay his annual salary and benefits for a period of six months. If a change in control (as defined in the CFO Employment Agreement) occurs on or before the third anniversary of the Second Effective Date, then the Company is required to pay Mr. Groff an amount equal to 50% of his annual salary for the year in which the change in control occurs.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Revenues since inception have been derived primarily from image analysis services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology, fatty liver disease, neurology, cardiovascular, and osteoarthritis. We have also derived a small portion of our revenue from consulting services. We expect that the concentration of our revenue will continue in these services and in those areas in for the remainder of 2014 and in to 2015. Revenues are recognized as the medical images that we process are quantified and delivered to our customers and/or the services are performed.

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

Results of Operations

Results of Operations for the Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Revenues

We had revenues of $2,741,000 for the quarter ended September 30, 2014 compared to $2,228,000 for the comparable period in 2013, representing a $513,000, or 23%, increase in revenues. This is in direct correlation with the increase in bookings during 2014, as these projects are starting to generate revenue. During the third quarter of 2014, we performed work on 110 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 99 projects during the same period in 2013.

Gross Profit

We had a gross profit of $929,000 for the third quarter of 2014 compared to $816,000 for the comparable period in 2013, representing a $113,000, or a 14% increase. Our gross profit margin was 34% during the quarter ended September 30, 2014 compared to 37% during the third quarter of 2013. Our margins decreased as compared to the previous year due to an increase in reimbursed charges, which yield no margin. Excluding reimbursed charges our gross margin was 37% for the third quarter of 2014 compared to 38% in the third quarter of 2013. Additionally, our gross margin declined due to the hiring of 4 additional employees in the project management and image science groups with higher labor charges from the software development group in support of the increase in new contracts. During the third quarter of 2014, 54% of our business was in oncology services, 32% in musculoskeletal services, and the remaining 14% was in other therapeutic areas. This compares to 56%, 28% and 16%, respectively, in 2013. During the third quarter of 2014 and 2013, 44% of the revenues were derived from Phase III studies. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects and Phase III studies tend to generate higher margins than early phase studies.

Research and Development

Research and development costs were $307,000 for quarter ended September 30, 2014 compared to $377,000 for the comparable period in 2013, representing a $69,000, or a 18% decrease. The decrease was largely due to the development group performing additional work in the operations area to support the increase in new projects. This results in the labor costs being allocated to the service cost area. We believe our investments within the development group will help enable us to more efficiently deliver on Phase III studies and enhance our productivity. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers. We recently finalized the recruitment of our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

Sales and marketing costs were $545,000 for quarter ended September 30, 2014 compared to $348,000 for the comparable period in 2013, representing a $197,000, or a 57% increase. The increase is related to the timing of trade shows and conferences and higher commissions during the three months ended September 30, 2014 as compared to the previous year. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD channel. The Company recently formed an alliance with IXICO, plc located in London, England, which provides clinical trial solutions focusing on neurology. The alliance enables the Company to access IXICO’s expertise on neurology and provides a European presence. In addition, the integration of the Companies’ complementary technologies will provide more comprehensive and scalable capabilities.

General and Administrative

General and administrative costs were $958,000 for quarter ended September 30, 2014 compared to $754,000 for the comparable period in 2013, representing a $204,000, or a 27% increase. The increase was largely attributable to the hiring of two additional employees in the information technology and quality departments, a full time human resource manager being employed during Q3 2014, an increase in stock compensation expense from the option grants during the third quarter of 2014, and employee search fees relating to the hiring of the CEO. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $74,000 for the quarter ended September 30, 2014 compared to $89,000 during the quarter ended September 30, 2013, representing a $15,000, or a 17% decrease. The reduction was due to a number of capital assets being completely depreciated during the first nine months of 2014 and by decreases in capital purchases during 2013.

Other Income

Other income for the quarter ended September 30, 2014 was $397 compared to other expense of $188 for the quarter ended September 30, 2013, representing a $584, or a 311% increase in other income. During the third quarter of 2014, we recognized a mark to market unrealized gain of $92, relating to the expiration of the Series B warrants as compared to a non-cash mark to market unrealized loss of $658 for the quarter ended September 30, 2013.

Net Loss

Net loss for the quarter ended September 30, 2014 was $956,000 compared to $751,000 for the quarter ended September 30, 2013, representing a $205,000, or a 27% increase in the net loss. The increase in our net loss was primarily related to lower gross margin, in addition to increased expenditures for commissions and stock compensation, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Our revenues for the nine months ended September 30, 2014 were $7,743,000 compared to $8,467,000 for the comparable period in 2013, representing a $724,000 or 9% decrease in revenues. The decrease in revenues was affected by a six week, phase III breast cancer study which generated over $1 million in revenues during the second quarter of 2013 that did not reoccur in 2014. Excluding this six week nonrecurring study from 2013 revenues would have increased by approximately $276,000 or 4% for the nine months ended September 30, 2014.

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

During the first nine months of 2014, we performed work on 131 different projects in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 117 projects on which we performed work during the same period in 2013.

Gross Profit

We had a gross profit of $2,627,000 for the nine months ended September 30, 2014 compared to $3,372,000 for the comparable period in 2013, representing a $745,000, or 22%, decline. Our gross margin for the nine months ended September 30, 2014 was 34% compared to 40% for the first nine months of 2013. During the first nine months of 2014, 51% of our business was in oncology services and 30% in musculoskeletal, and the remaining 19% was in other therapeutic areas. This compares to 63%, 24% and 13%, respectively, in 2013. During the first nine months of 2014, 42% of the revenues were derived from Phase III studies compared to 50% during the comparable period in 2013. Our margins decreased year over year due to the volume of business in specific therapeutic areas and the phase of the studies. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects and Phase III studies tend to generate higher margins than early phase studies. Specifically, during the first nine months of 2013, we achieved improved gross margins due to a large Phase III study that we delivered within a six week timeframe, aided by our 2013 software release that enables quick, efficient and reliable analysis of traditional Phase III imaging endpoints. However, we believe our revenues in Phase III oncology projects will increase due to the therapeutic and study phase mix of the 2014 bookings.

Research and Development

Total research and development expenditures were $900,000 in the first nine months of 2014 compared to $1,180,000 for the comparable period in 2013, representing a $280,000 or 24% decrease. The expenditures were lower due to approximately $215,000 in consultant and professional fees incurred during the nine months ended September 30, 2013, related to the personalized medicine application that did not reoccur in the first nine months of 2014. Additionally, the development group performed work in the operations area to support the increase in new projects which resulted in their labor costs being allocated to the service cost area. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. We finalized the recruitment of our Scientific Advisory Board which we believe will enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

Sales and marketing costs for the nine months ended September 30, 2014 were $1,373,000 compared to $1,136,000 for the first nine months of 2013, representing a $237,000 or 21%I increase. The increase is related to the timing of trade shows and conferences and higher commissions during the first nine months of 2014 as compared to the previous year. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc and IXICO, plc.

General and Administrative

General and Administrative costs for the nine months ended September 30, 2014 were $2,452,000 compared to $2,526,000 for the first nine months of 2013, representing a $74,000 or 3% decrease. This was attributable to a decrease of approximately $226,000 in consultant and professional fees that were incurred during the first nine months of 2013 related to the personalized medicine application that did not reoccur in the first nine months of 2014. Additionally, there was a $147,000 decrease in stock compensation expense. This was offset by a $90,000 increase in legal and investor relations costs which were incurred as part of negotiating the office lease in Pennsylvania, finalizing the Scientific Advisory Board and IXICO alliance agreements and hiring of the CEO during the third quarter of 2014. Additionally, the increase was largely attributable to the hiring of two employees in the information technology and quality departments. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $236,000 for the nine months ended September 30, 2014 compared to $276,000 during the first nine months of 2013, representing a $40,000 or 14% decrease. The reduction was due to a number of capital assets being completely depreciated during the first nine months of 2014 and by decreases in capital purchases during 2013.

Other Income (Expense)

Other income for the nine months ended September 30, 2014 was $1,000 compared to $16,000 for the nine months ended September 30, 2013, representing a $15,000 or 94% decrease. During the nine months ended 2014, we recognized a mark to market unrealized gain of $73, relating to the expiration of warrants that were issued in connection with our 2007 Series B Convertible Preferred Stock offering compared to a non-cash mark to market unrealized gain of $13,000 for the nine months ended September 30, 2013.

Net Loss

Our net loss for the nine months ended September 30, 2014 was $2,333,000 compared to a net loss of $1,730,000 for the same period in 2013, representing a $603,000 or 35% increase in net loss. The increase in our net loss was primarily related to the volume of revenue and a large phase III study that was completed during the second quarter of 2013. We also had a lower gross margin, and increased expenditures for commissions as discussed above.

Liquidity and Capital Resources

Our working capital as of September 30, 2014 was approximately $4,462,000 compared to $6,731,000 as of December 31, 2013, representing a $2,269,000 or 34% decrease. The decrease in working capital was primarily a result of decreased revenue resulting in additional cash used in operations. We do not expect, nor have we experienced, significant write-offs of our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,994,000 in the nine months ended September 30, 2014 compared to net cash used in operating activities of $1,513,000 in the comparable 2013 period, representing a $481,000 or 32% increase. The increase in the use of cash in operations during the first nine months of 2014 compared to the first nine months of 2013 is mainly due to the increases in our net loss and the timing of cash receipts from customers.

We invested $150,000 in the purchase of equipment and the maintenance of patents in the first nine months of 2014, compared to $7,000 for the investment in these items in the first nine months of 2013 which included proceeds from the sale of equipment of $28,000. Overall, this represented a $143,000 or 2,043% increase. Our IT systems are the basis of our operating platform. Therefore, we plan to continue to invest in our IT infrastructure during 2014 to ensure we have a robust and reliable operating system to further support our core business.

There was $84,000 in cash used by our financing activities during the nine months ended September 30, 2014 compared to no cash provided or used in the nine months ended September 30, 2013. The Series C-1 and B preferred stock cash dividends resulted from the Series C-1 stockholders electing to receive cash dividends in 2014.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we issued shares of common stock in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as follows:

Twenty-five (25) shares of the Company’s Series A Convertible Preferred Stock were converted into 2,075 shares of the Company’s common stock. The Company did not receive any cash or other consideration in connection with these conversions. Additionally, no commission or other remuneration was paid or given by the Company, directly or indirectly, in connection with these conversions. The issuance of common stock upon conversions of the Series A Convertible Preferred Stock was made in reliance on the exemption provided in Section 3(a)(9) of the Securities Act.

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

Exhibit 10.3         Employment Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).*

Exhibit 10.4         Confidentiality and Non-Competition Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).*

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

Dated: November 13, 2014	VIRTUALSCOPICS, INC.

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

Exhibit 10.3         Employment Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).*

Exhibit 10.4         Confidentiality and Non-Competition Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).*

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

