Form 10-K
period 2014-12-31
VirtualScopics, Inc.
filed 2015-03-31
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2014 was approximately $10,079,691 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, series B preferred stock or series C preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of March 26, 2015, there were outstanding 2,994,928 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2015, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,” contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;
•	loss of market share due to competing products and services;
•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	study cancellations and delays in the startup of trials;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management and scientific personnel;
•	inability to raise sufficient additional capital to operate our business, if necessary, and;

•	changes in government regulations;

•	other specific risks that may be referred to in this report.

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

ITEM 1: Business

We are a provider of quantitative imaging solutions currently serving the pharmaceutical, biotechnology and medical device industries. We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical and medical device research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer and other debilitating diseases. We are a Delaware corporation formed in 1988.

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

Sales and Marketing

Our sales and business development strategy is centered around the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical, medical device, and biotechnology companies. It is focused on a segmented and targeted approach relative to account type, sales channel, therapeutic area, and study phase. The Sales Plan consists of the positioning of our core imaging services through direct selling efforts and through the PPD Channel in the Oncology, Metabolic, and Cardiology markets and the IXICO strategic alliance in the Alzheimer’s market.

During 2014, we performed services on new and existing contracts with 8 of the 10 leading pharmaceutical, biotechnology and medical device companies. In total, we performed services on 142 projects for 34 customers. We continue to grow our business by leveraging relationships with our current customers and through referrals. As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organization. Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Complementing our sales and marketing efforts are our strategic alliances with PPD, Inc. and IXICO, plc. The alliance affords us the opportunity to penetrate an expanded customer base through a combined solution to the market. We are working closely to develop the best in kind solution combining core Clinical Resource Organization (CRO) services with our imaging platform. The alliance also provides for our earlier engagement with potential customers because PPD tends to be engaged earlier in the supplier selection process of the drug development cycle.

In June 2014, we entered into an international commercial alliance with IXICO plc (LON: IXI), a provider of quantitative medical imaging focused on Alzheimer’s, based in London. The alliance will help give us operational capabilities in Europe and a broader range of therapeutic area and modality expertise. By combining our resources, we believe we are enhancing our ability to deliver on the largest trials worldwide and to do so across a more diverse range of therapeutic areas.

Subsequently, we jointly opened an office in New Hope, Pennsylvania, strategically located in the corridor that runs through New Jersey and Pennsylvania, in a location close to many of our pharmaceutical customers.

On December 11, 2014, we entered into an agreement to license IXICO’s TrialTrackerTM proprietary image data and query management platform. The agreement includes the implementation of TrialTrackerTM together with multi-year software license and maintenance support. We were also delighted to announce on December 16, 2014, that the alliance had been awarded its first joint project by a global top 15 pharmaceutical company. This involves the provision of image analysis services for a Phase II oncology clinical trial.

In addition to these initiatives, we actively participate in medical conferences to showcase our technology, services and results, as well as authoring joint publications with sponsors which often results in highly visible research. We have built a strong base of clinical collaborators across varied disease platforms.

Backlog

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at December 31, 2014 was approximately $29 million, compared with approximately $24 million at December 31, 2013, an increase of 21%. Subject to the matters addressed in the following paragraph, we believe that approximately $19 million of the backlog will not be recognized as revenue in our fiscal year ending December 31, 2015.

We believe that backlog is a useful measure for management and investors to evaluate our business activity. Nonetheless, there are several factors that can affect whether we will realize the full benefits of projects included in the backlog and the time over which we will realize that revenue. These factors include customers terminating, delaying, or changing the scope of a project for a variety of reasons including, among others, the failure of drugs being tested to satisfy safety requirements, unexpected or undesirable clinical results, client decisions to forego a particular study, and insufficient patient enrollment or investigator recruitment. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made. Recognition of revenue under the contract may also be affected by the timing of patient recruitment and image site identification and training. Additionally, the majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice. As a result, we cannot assure you amounts included in our backlog will be indicative of future results.

Industry Background and Market Trends

Market in Pharmaceutical and Medical Device Development

Industry Overview

The global pharmaceutical market is expected to reach nearly $1.3 trillion by 2018, an increase of about 30 percent over the 2013 level, driven by population growth, an aging population, and improved access to pharmerging markets. The global compound annual growth rate (CAGR) of the global pharmaceutical market is forecasted to peak in 2014-15 and will be moderate through 2018, due to fewer patent expires, launches of more innovative medicines and price increases with the CAGR expected to stabilize between 4-7 percent through 2018. The U.S. Pharmaceutical market is expected to peak in 2014 with a forecasted growth rate of 11-13 percent and expand by 5-8 percent through 2018. Emerging markets on the other hand are expected to grow collectively at a 8-11 percent rate through 2018. Meanwhile, the five major European markets of Germany, France, Italy, Spain and the UK are expected to grow at only a 1-4 percent pace with Canada expected to grow at a 3-6 percent pace.1

The Center for Drug Evaluation and Research (“CDER”) approved 41 new molecular entities or “NMEs” in 2014, which is more than the average number approved annually during the past decade. For instance from 2005 through 2013, CDER has averaged about 25 NME approvals per year.2

Source: IMS Institute for Healthcare Informatics – The Global Use of Medicines: Outlook through 2018

Source: Food and Drug Administration – 2014 Novel New Drugs Summary

1 IMS Institute for Healthcare Informatics – The Global Use of Medicines: Outlook through 2018

2 Food and Drug Administration – 2014 Novel New Drugs Summary

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

Source: PhRMA – 2013 Profile Pharmaceutical Industry

Drug Development Process

Typically, most functions of the drug and medical device R&D process are managed by clinical research organizations, or CROs. Most biopharma companies are at the end of multi-year patent cliffs and are stepping up investments in their late stage pipelines. The sector is expecting growth with a CAGR of 5-6 percent through 2018. The market is highly concentrated with the top ten players accounting for more than 50% of the CRO Market. The leading CROs by amount of estimated market share are Quintiles (15%), Covance (9%), Parexel (8%), PRA International (7-8%), and PPD (6-7%).3

Although the FDA has reduced the average approval time for new drugs, clinical development time has been increasing over the years, resulting in total development time being fairly flat in recent years. Growing complexities in protocol design leading to longer clinical development times has been the major contributor to the rising costs that sponsors are facing.

The current trend in drug development is for pharmaceutical companies to shift towards a niche market. The 'one size fits all' approach is being replaced by a more targeted, innovative approach to develop treatments for small patient groups with complicated diseases such as cancer, rheumatoid arthritis and immune disorders. Such 'niche buster drugs' are expected to exploit new technologies such as biomarkers and theranostics.

With the U.S. administration implementing health care reform, increased regulatory oversight and pressure on drug companies to reduce prices, we believe there is a need for R&D to become more efficient and reduce costs to prevent an innovation slowdown in the industry. Many leading pharmaceutical companies have restructured their R&D processes by establishing centers of R&D excellence and disease focused centers although historical commercial success rate for new drugs is low, with only 2 out of 10 drugs matching or exceeding average R&D costs.4

3 Results Healthcare – 2013 CRO’s and Other Outsourced Pharmaceutical Support Services

Due to these factors, we believe our quantitative imaging analyses offer solutions to these issues within drug development by providing more precise and reliable information in the assessment of compounds being developed. We believe our increased precision and reproducibility enable our customers to make more confident decisions on the efficacy of their compounds.

Quantitative Image Analysis Services

We have conducted research to determine the size of the market for image analysis services in clinical trials supporting the pharmaceutical, biotech and medical device industries. Based on our research and discussion within the imaging CRO and medical device and drug development industries, we have found that the market is highly competitive and fragmented, with approximately $550 million in total annual revenues projected for 2015. As competition increases, we will look to provide value-added services and undertake marketing and sales programs to differentiate our services based on our technology, expertise, and experience in specific therapeutic areas.  Competition has resulted in additional pressure being placed on price, service and quality with the recent consolidations within the industry over the past few years.

We estimate that the annual growth rate for the market is 0% to 10% for the next five years. Our estimates are based on the amount of trials currently conducted within therapeutic areas in which we work and the annual growth rate of the pharmaceutical and CRO markets in which imaging is a component. We believe that some of the largest players, which offer the broadest set of capabilities, are experiencing flat to modest growth relative to their revenues derived by imaging services.

Intellectual Property

We consider our proprietary and patented technology and the technology for which we have applied for patent protection to be of importance to our business plan. We hold eight patents issued by the United States Patent and Trademark Office. These patents begin to expire in 2020 and expire thereafter through 2028. We have also applied for a number of other patents, both domestically and in foreign jurisdictions. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures and copyright, trademark and patent laws. Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to VirtualScopics of intellectual property rights developed within the scope of the relationship.

Competition

Our main competitors are imaging clinical research organizations (iCROs) providing clinical trial services to pharmaceutical companies. As of the date of this report, we believe that none of the leading imaging CROs have technology capabilities that are comparable to our technology. iCROs typically provide manual and non-differentiated interpretation of medical images for the pharmaceutical industry. As a result, we believe that currently there is an opportunity for us to establish a technology advantage and a set of differentiated services in the advanced image-based biomarker market.

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

4 PhRMA – 2014 Profile Pharmaceutical Industry

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

Research and Development Costs

We incurred $1,245,264 and $1,510,721 in research and development costs for the years ended December 31, 2014 and 2013, respectively.

Customers

The following table sets forth information as to revenue and percentage of revenue for our largest customers in 2014 and 2013:

	For the Years Ended December 31,
	2014		2013
Customer 1	$2,699,978	26%	$4,682,332	42%
Customer 2	$2,158,828	21%	$1,290,075	12%
Customer 3	$2,083,135	20%	$1,226,391	11%
Customer 4	$1,082,844	10%	$-	- %

Employees

As of December 31, 2014 we had 95 employees, 85 of which were full-time. We are not party to any collective bargaining agreements and we believe our relationships with our employees are good.

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

Our reported amounts of anticipated service revenue to be earned from the backlog may not be indicative of future results.

As of December 31, 2014, the amount of anticipated service revenue remaining to be earned from the backlog was approximately $29 million as compared to approximately $24 million as of December 31, 2013.

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts. The majority of contracts we have with customers are cancelable for any reason by giving 30 days advance notice. We cannot assure you that this amount will be indicative of future results. Furthermore, the contracts may contemplate performance over multiple years. Therefore, revenue may not be realized in the fiscal year in which the contract is signed or the award is made. There are several factors that can affect whether we will realize the full benefits under a contract or award and the time over which we will realize that revenue including:

•	Customer cancellation due to performance reasons with their compounds in development;
•	Change in the scope of a project;
•	Timing of performance, including over multiple years;
•	Timing of patient recruitment and image site identification and training.

Also, if clients delay projects, we will not generate revenue at the rate originally expected. Accordingly, the historical relationship of our reported backlog to revenues may not be indicative of future results.

If we are unable to manage and sustain growth in our business, our operating results would be adversely affected.

We have seen a growing demand for our image analysis services in clinical trials for pharmaceutical companies over the past year. Although there can be no assurance that growth in demand will continue or that customers will complete the clinical trial projects as awarded to us, if it does continue we may be unable to scale our capacity efficiently to meet this demand. If we are unable to do so, we may fail to maintain our operating margins or achieve expected operating margins. This may have a material and adverse effect on our operating results.

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

We have experienced significant demand from certain customers, thereby increasing our dependence on these customers until we can further diversify our customer base.

While we continue to serve a broad range of customers, we have experienced strong demand from four of our customers in 2014 as compared to three of our customers in 2013. We depend on these customers to sustain our growth. In 2014 and 2013, these customers accounted for 77% and 65% of our revenue, respectively. We continue to see demand from other customers but not at the same significant pace as these three customers. We continue to invest on our sales and marketing efforts to further diversify our customers and more broadly penetrate the market, in order to minimize reliance on any one customer. As with all of our contracts, these customers may terminate their contractual relationships with us for any or no reason on 30 days’ advance notice. A decision by any of these customers to cancel all of its studies with us could have an adverse impact on the growth of our business.

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

Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. The Board of Directors appointed director Eric Converse to serve as President and Chief Executive Officer and Jim Groff to serve as Chief Financial Officer during 2014. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. The loss of services of one or more other members of senior management would likely have a material adverse effect on our business.

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

We currently do not plan to raise additional capital. However, if we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital, or the acquisition of capital on less favorable terms, would have a material adverse effect on our business. If we issue additional equity securities in the future, there could be a dilution or a reduction in priority of our outstanding securities.

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

In 2010, we formed an alliance with PPD to provide a joint solution to provide clients with an integrated and customized clinical development and medical imaging solution for oncology clinical trials. The alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies. If the market does not value this model as we anticipate, our ability to grow our business may be negatively impacted. Additionally, the agreement may be terminated by either party on 90 days’ notice. In the event PPD terminates the agreement, we may also experience a negative impact in our ability to experience the level of growth we have historically achieved.

The inability to maintain our NASDAQ listing may adversely affect the trading market for our common stock.

There can be no assurance that we will be able to maintain compliance with NASDAQ listing requirements, including the $1.00 minimum bid price requirement. If our common stock is delisted from NASDAQ, trading in our common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in our common stock easily and quickly at a price acceptable to the shareholder. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all.

A significant number of the shares of our common stock are eligible for sale, and their sale could negatively affect the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2014, we had 2,994,928 shares of common stock outstanding. These shares are eligible for resale in the public market either immediately or subject to applicable limitations of Rule 144. In addition to these outstanding shares of common stock, we also have shares to be issued upon the conversion or exercise of 404,612 outstanding options to purchase common stock, 136,132 warrants to purchase common stock and 478,701 shares of preferred stock that are convertible into common stock. We have registered on Form S-8 the sale of up to 690,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan, of which 363,070 are subject to outstanding option awards. Sales of our common stock in the public market may have an adverse effect on the market for the shares of our common stock.

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

ITEM 2: Properties

In July 2007 we began leasing approximately 19,500 square feet of office space at our corporate headquarters in Rochester, New York. In June 2012, the Company renewed its lease for five years with a lease commencement date of July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

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

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.” The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2013 through December 31, 2014. We affected a 1-for-10 reverse stock split of the Company’s outstanding common stock on August 21, 2013. Corresponding adjustments were made to the number of shares of common stock underlying the Company’s outstanding options, warrants, and preferred stock exercisable for or convertible into common stock and the related long-term incentive plans for such options. All share and related option information presented have been retroactively adjusted to reflect the reduced number of shares and the corresponding increase in stock price resulting from this action. These prices also do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2013
	High	Low
First Quarter	$7.80	$6.00
Second Quarter	6.80	3.80
Third Quarter	6.70	4.20
Fourth Quarter	4.82	2.93

Fiscal Year Ended December 31, 2014
	High	Low
First Quarter	$4.20	$3.21
Second Quarter	5.59	3.64
Third Quarter	5.10	3.77
Fourth Quarter	4.62	3.10

As of March 26, 2015, we had approximately 63 registered holders of record of shares of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	369,612	(1)	$8.61	272,222
Equity compensation plans not approved by security holders	35,000	(2)	$25.00	-
Total	404,612		$10.03	272,222

(1)           This amount includes shares options to purchase shares of common stock collectively, under our 2005 and 2006 Long Term Incentive Plans.

(2)           In November 2005, our Board of Directors granted to our former Chairman and CEO, Robert Klimasewski, an option to purchase 35,000 shares of our common stock at $25 per share.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2014.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheet, and related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Since inception, revenues have been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology, fatty liver disease, neurology, cardiovascular, and osteoarthritis. We have also derived a small portion of revenue from consulting services. We expect that the concentration of our revenue will continue in these services and in those areas in 2015. Revenues are recognized as the medical images that we process are quantified and delivered to our customers and/or the services are performed.

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

Results of Operations

Results of Operations for Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

We had revenues of $10,452,000 for the year ended December 31, 2014 compared to $11,174,000 for the year ended December 31, 2013, representing a 6% decrease. The decrease in revenues is partially related to the slowdown in the amount of new projects awarded in 2012, the effects of which can carry over multiple years due to the timing in the recognition of revenue for a study can be on average over a three year period. Revenues were also impacted by the timing of the initiation of awarded and contracted projects and the large number of studies that were completed in 2013 and 2014. During the life of a project, quite often there is an expansion in the size of the study. However there are also situations where the sponsor does not recruit the number of subjects or sites as originally budgeted and in those cases there are remaining budget dollars at the end of the study that will not be realized into revenue. Additionally, the decrease in revenues was affected by a six week, retrospective, Phase III breast cancer study which generated over $1 million in revenues during the second quarter of 2013 that did not reoccur in 2014. Excluding this six week nonrecurring study from 2013, revenues would have increased by approximately $278,000 or 3% for the year ended December 31, 2014.

The Company continues to focus on strategies that we believe will lead to increased revenue and profitability. In 2014, the Company finalized an alliance with IXICO, plc located in London, which provides clinical trial solutions focusing on Alzheimer’s disease. The alliance enables the Company to access IXICO’s expertise in this area and provides a European presence. In addition, we believe the integration of the companies’ complementary technologies will help provide more comprehensive and scalable capabilities especially for Phase III studies. The Company also finalized the recruitment of a Scientific Advisory Board which we believe will enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area. We continued investments in our sales function by the recent opening of a satellite office in New Hope, Pennsylvania. This office is primarily for sales and project management, allowing our representatives to be closer to our customers in the Pharma corridor.

During 2014, we performed work on 142 different projects in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 138 projects on which we performed work during 2013.

Gross Profit

We had a gross profit of $3,362,000 for the year ended December 31, 2014 compared to $4,419,000 for the comparable period in 2013. The gross margin for the year ended December 31, 2014 was 32% compared to 40% for the year ended December 31, 2013. During 2014, 51% of our business was in oncology services and 32% in musculoskeletal, and the remaining 17% was in other therapeutic areas. This compares to 59%, 26% and 15%, respectively, in 2013. For the year ended December 31, 2014, 40% of the revenues were derived from Phase III studies compared to 47% during the comparable period in 2013. Our margins decreased year over year due to the volume of business in specific therapeutic areas and the phase of the studies. Historically, we have experienced lower margins in our musculoskeletal projects than our oncology projects and Phase III studies tend to generate higher margins than early phase studies. Specifically, in 2013, we achieved improved gross margins due to a large, retrospective, Phase III study that we delivered within a six week timeframe, aided by our 2013 software release that enabled quick, efficient and reliable analysis of traditional Phase III imaging endpoints. We believe our revenues in Phase III oncology projects will increase due to the therapeutic and study phase mix of the 2014 bookings.

Research and Development

Research and development costs decreased in 2014 by $265,000, or 21%, to $1,245,000 from $1,510,000 in 2013. The expenditures were lower due to approximately $215,000 in consultant and professional fees incurred during 2013, related to the personalized medicine application that did not reoccur in 2014. Additionally, the development group performed work in the operations area to help overall efficiencies and support the increase in new projects which resulted in their labor costs being allocated to the service cost area. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. We finalized the recruitment of our Scientific Advisory Board which we believe will enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

Sales and marketing costs increased in 2014 by $320,000, or 17%, to $1,876,000, from $1,556,000 in 2013. The increase was largely attributed to higher commissions resulting from the significant increase in bookings achieved during 2014. The bookings in 2014 were $26 million compared to $17 million in 2013. Bookings represent the full value of contracts signed during a given reporting period, regardless of when the services will be performed or revenue recognized.

Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc. and IXICO, plc.

General and Administrative

General and administrative expenses for the year ended December 31, 2014 were $3,350,000, representing a decrease of $399,000 or 12%, from $3,749,000 in 2013. There was approximately a $228,000 decrease in consultant and professional fees that were incurred during 2013 related to the personalized medicine application and approximately $454,000 in severance costs from the resignation of the former CEO and related search expenses for a replacement that did not reoccur in 2014. Additionally, there was a $163,000 decrease in stock compensation expense during 2014. These expenses were offset by approximately a $125,000 increase in investor relations as well as legal costs which were incurred as part of negotiating the office lease in Pennsylvania, finalizing the Scientific Advisory Board and IXICO alliance agreements. During 2014, we hired three employees in the finance, information technology, and quality departments which increased costs by approximately $171,000 and we continued investing in our system infrastructure including professional fees for a mock FDA audit resulting in $157,000 of additional costs. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs. We plan to take additional efforts during the 2015 fiscal year to reduce our general and administrative expenses relative to our revenues.

Depreciation and Amortization

Depreciation and amortization charges decreased for the year ended December 31, 2014 by $53,000 or 14%, to $314,000, from $367,000 in 2013. The reduction was due to a number of capital assets becoming completely depreciated during 2014 and reductions in spending for capital purchases during 2012 and 2013. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. We continue to invest in our patent portfolio, however, we do not anticipate significant expenditures are necessary to support our current business and future strategies. Our IT systems are the basis of our operating platform. In 2015, we expect our investments to increase in our IT infrastructure to ensure we have a robust and reliable operating system.

Other income (expense), net

Interest income for the year ended December 31, 2014 was $4,000, representing interest derived on the Company’s operating and savings accounts, compared to interest income of $22,000 in 2013. The decrease is a result of lower average cash balances in the Company’s interest bearing accounts in 2014 compared to 2013.

Net Loss

Our net loss for the year ended December 31, 2014 was $3,422,000 compared to a net loss of $2,745,000 for the year ended December 31, 2013. The increase in our net loss was primarily related to the decreases in our revenues and gross margins along with increased expenditures for commissions as discussed above.

Liquidity and Capital Resources

Our working capital as of December 31, 2014 and 2013 was approximately $3,294,000 and $6,731,000, respectively. The decrease in working capital was primarily a result of the decline in revenue resulting in additional cash used in operations along with additional cash used to purchase software and equipment and cash used for dividend payments. We do not expect, nor have we experienced, significant write-offs within our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $2,857,000 in the year ended December 31, 2014 compared to net cash used in operating activities of $1,126,000 in the comparable 2013 period. The increase in the use of cash is mostly due to increasing net losses in comparison to 2013 as well as increases in accounts payable and accrued expenses due to the timing of payments to vendors.

We invested $301,000 in the purchase of equipment and the costs in patent applications and their maintenance in 2014, compared to $67,000 for the investment in these items in 2013. The increase reflects investments in our IT and IS infrastructure in 2014 to improve operational efficiencies. In 2015, we are planning to invest in our operating systems and infrastructure in connection with our core business. We believe these planned investments will help further enhance our abilities as a Phase III provider and continue to improve our operational efficiencies.

There was $126,000 in cash used by our financing activities during 2014 compared to no cash provided or used in 2013. The payment of Series C-1 and B preferred stock cash dividends resulted from the Series C-1 stockholders electing to receive cash dividends in 2014.

We currently anticipate that our cash will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least the next 12 months. Our future plans and growth are dependent on our ability to continue our business development efforts surrounding our project award backlog and in turn, increasing the revenues of the Company. If in the future, our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings, corporate collaborations or other means. We may also be required to reduce our operating expenditures and investments in our infrastructure especially if revenues do not realize as expected from our backlog. We have not secured any commitment for new financing at this time, nor can we provide any assurance that other new financings will be available on commercially acceptable terms, if needed, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to reduce or restrict our level of expenditures, curtail our research and development activities and take additional measures to reduce costs in order to conserve our cash.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases (as described in “Contractual Obligations” below) that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 which we expect to have an effect on our liquidity and cash flow in future periods. (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
	Less than
	Total	1 Year	1-4 Years
Operating Leases	$972,234	$384,950	$587,284

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting described in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

March 31, 2015	VirtualScopics, Inc. (Registrant)
/s/ James Groff
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

DATE	SIGNATURE	TITLE

March 31, 2015	/s/ Eric Converse	President and Chief Executive Officer
	(Eric Converse)	(Principal Executive Officer)

March 31, 2015	/s/ James Groff	Chief Financial Officer
	(James Groff)	(Principal Financial and Accounting Officer)

March 31, 2015	/s/ Robert Klimasewski	Director
(Robert Klimasewski)

March 31, 2015	/s/ Bruce Lev	Director
(Bruce Lev)

March 31, 2015	/s/ Andrew Levitch	Director
(Andrew Levitch)

March 31, 2015	/s/ Charles Phelps	Director
(Charles Phelps)

March 31, 2015	/s/ Terence Walts	Director
(Terence Walts)

March 31, 2015	/s/ Michael Woehler	Director
(Michael Woehler)

Exhibit Index

3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989 (Incorporated herein by reference to Exhibit 3.1a of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004 (Incorporated herein by reference to Exhibit 3.1b of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (Incorporated herein by reference to Exhibit 3.1c of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005 (Incorporated by reference to Exhibit 3.5 the VirtualScopics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333-120253)).

3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.7	Certificate of Designation of Rights and Preferences of the Series C-1 Preferred Stock and the Series C-2 Preferred Stock of VirtualScopics, Inc., dated April 3, 2012 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

3.8	Amended and Restated Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopoics, Inc., dated June 14, 2012 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.9	Amended and Restated Certificate of Designation of Rights and Preferences of the Series B Preferred Stock of VirtualScopoics, Inc., dated June 14, 2012 (Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.10	Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. filed with the Secretary of State of the State of Delaware on August 21, 2013 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2013 (File No. 000-52018)).

3.11	Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. dated June 18, 2014 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2014 (File No. 000-52018)).

3.12	Amended and Restated Bylaws of VirtualScopics, Inc. dated March 21, 2014 (Incorporated herein by reference to Exhibit 3.11 of the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).

4.1	Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).*

10.2	Option Agreements with Robert Klimasewski dated November 5, 2005 (Incorporated herein by reference to Exhibit 10.18 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.3	Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.4	VirtualScopics, Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 10, 2009 (File No. 000-52018))

10.5	Non-Employee Director Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2008 (File No. 000-52018)).*

10.6	Company Bonus Plan (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).*

10.7	Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52018)).

10.8	Amendment to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January 24, 2012 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012 (File No. 000-52018)).

10.9	Series C Preferred Stock and Warrant Purchase Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.10	Investor Rights Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.11	Separation, Waiver and Release Agreement between the Company and L. Jeffrey Markin dated October 25, 2013 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013 (File No. 000-52018)).*

10.12	Services Agreement between the Company and Converse & Company and Eric Converse dated October 25, 2013 (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013 (File No. 000-52018)).*

10.13	Indemnification Agreements between the Company and Eric Converse dated October 25, 2013 and Bruce Lev dated August 13, 2013 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).

10.14	Employment Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).

10.15	Confidentiality and Non-Competition Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).

10.16	Employment Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).

10.17	Confidentiality and Non-Competition Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).

10.18	Alliance Framework Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited (Incorporated herein by reference to Exhibit 10.3 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014 (File No. 000-52018)).

10.19	Master Subcontract Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited (Incorporated herein by reference to Exhibit 10.4 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014 (File No. 000-52018)).

10.20	Indemnification Agreements between the Company and Andrew Levitch dated March 2, 2015 and Michael Woehler dated March 2, 2015 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum LLP

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

*              Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 31, 2015

VirtualScopics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$4,046,599	$7,330,630
Accounts receivable, net of allowance for doubtful accounts of $0 and $15,000 at December 31, 2014 and 2013, respectively	1,814,143	1,725,070
Prepaid expenses and other current assets	410,188	397,699
Total current assets	6,270,930	9,453,399

Patents, net	1,211,770	1,334,420
Property and equipment, net	330,873	221,700
Other assets	10,661	-
Total assets	$7,824,234	$11,009,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,289,099	$846,071
Accrued payroll	681,964	837,611
Unearned revenue	670,332	745,028
Dividends payable	335,333	293,333
Total current liabilities	2,976,728	2,722,043

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 and 15,000,000 shares authorized at December 31, 2014 and 2013, respectively;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at December 31, 2014 and 2013; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at December 31, 2014 and 2013; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,165 and 2,190 shares at December 31, 2014 and 2013, respectively; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at December 31, 2014 and 2013; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 and 85,000,000 shares authorized at December 31, 2014 and 2013, respectively; issued 2,994,928 and 2,992,853 shares at December 31, 2014 and December 31, 2013, respectively; outstanding, 2,994,928 shares at December 31, 2014 and 2,991,869 shares at December 31, 2013, respectively	2,995	2,992
Additional paid-in capital	21,975,069	21,992,619
Accumulated deficit	(17,130,564)	(13,708,141)
Total stockholders' equity	4,847,506	8,287,476
Total liabilities and stockholders' equity	$7,824,234	$11,009,519

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013

Revenues	$9,832,300	$10,466,348
Reimbursement revenues	620,184	707,703
Total revenues	10,452,484	11,174,051

Cost of services	6,470,430	6,047,444
Cost of reimbursement revenues	620,184	707,703
Total cost of services	7,090,614	6,755,147
Gross profit	3,361,870	4,418,904

Operating expenses
Research and development	1,245,264	1,510,721
Sales and marketing	1,876,041	1,556,257
General and administrative	3,349,879	3,749,130
Depreciation and amortization	314,249	366,527
Total operating expenses	6,785,433	7,182,635
Operating loss	(3,423,563)	(2,763,731)

Other income (expense)
Interest income	4,237	22,287
Other expense	(3,097)	(3,097)
Total other income	1,140	19,190

Net Loss	(3,422,423)	(2,744,541)

Preferred stock dividends	168,000	168,000
Net loss attributable to common stockholders	$(3,590,423)	$(2,912,541)

Basic and diluted loss per common share	$(1.20)	$(0.98)
Weighted average number of common shares outstanding
Basic and diluted	2,993,601	2,981,732

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Series A		Series B		Series C-1
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2012	2,190	$2	600	$1	3,000	$3	2,979,877	$2,980	$21,807,904	$(10,963,600)	$10,847,290
Amortization of stock option expense									257,263		257,263
Amortization of restricted stock units									6,723		6,723
Restricted stock units issuance							11,992	12	88,729		88,741
Accrual of Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)
Accrual of Series C-1 preferred stock dividends based on 4% annual rate									(120,000)		(120,000)
Net loss										(2,744,541)	(2,744,541)
Balances at December 31, 2013	2,190	$2	600	$1	3,000	$3	2,991,869	$2,992	$21,992,619	$(13,708,141)	$8,287,476
Amortization of stock option expense									149,894		149,894
Amortization of restricted stock units									559		559
Conversion of Series A Preferred Stock to Common Stock	(25)						2,075	2	(2)
Restricted stock units issuance							984	1	(1)		-
Accrual of Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)
Accrual of Series C-1 preferred stock dividends based on 4% annual rate									(120,000)		(120,000)
Net loss										(3,422,423)	(3,422,423)
Balances at December 31, 2014	2,165	$2	600	$1	3,000	$3	2,994,928	$2,995	$21,975,069	$(17,130,564)	$4,847,506

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(3,422,423)	$(2,744,541)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	314,249	366,527
Loss on the disposal of long lived assets	-	16,761
Gain on the disposal of property and equipment	-	(2,089)
Stock-based compensation	150,453	352,727
Changes in operating assets and liabilities
Accounts receivable	(89,073)	37,437
Prepaid expenses and other assets	(23,150)	45,427
Unearned revenue	(74,696)	472,519
Accounts payable and accrued expenses	443,028	(26,581)
Accrued payroll	(155,647)	355,950
Total adjustments	565,164	1,618,678
Net cash used in operating activities	(2,857,259)	(1,125,863)

Cash flows from investing activities
Purchases of property and equipment	(285,542)	(78,207)
Proceeds from the sale of equipment	-	28,441
Patent applications and maintenance	(15,230)	(17,548)
Net cash used in investing activities	(300,772)	(67,314)

Cash flows from financing activities
Cash dividends on series B preferred stock	(126,000)	-
Net cash used in financing activities	(126,000)	-
Net decrease in cash	(3,284,031)	(1,193,177)
Cash
Beginning of year	7,330,630	8,523,807
End of year	$4,046,599	$7,330,630

Supplemental disclosure of cash flow information
Cash paid during the year for:
Non-cash financing activities:

Accrual of dividends on Series B and C-1 preferred stock	$42,000	$168,000
Conversion of Series A preferred stock into common stock	$2	$-

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

A Certificate of Amendment to decrease the Company’s number of authorized common stock from 85,000,000 shares to 20,000,000 shares and to decrease the number of authorized and undesignated preferred stock from 15,000,000 shares to 1,000,000 shares was approved by the Company's stockholders at its Annual Meeting of Stockholders on June 17, 2014. The authorized share information presented in these consolidated financial statements and accompanying footnotes reflects such change.

NOTE 2 – Liquidity and Financial Condition

The Company had a net loss attributable to common stockholders of $3,590,423 for the year ended December 31, 2014. At December 31, 2014, the Company’s accumulated deficit amounted to $17,130,564 and the Company had working capital of $3,294,202. The Company’s future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, the Company may need to raise additional funds through public or private debt or equity offerings financings, corporate collaborations or other means. The Company may also be required to reduce operating expenditures or investments to its infrastructure. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development activities and take additional measures to reduce costs in order to conserve its cash.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VirtualScopics, Inc. and its wholly-owned subsidiary, VirtualScopics, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Estimates included in these consolidated financial statements relate to assessing the collectability of accounts receivable, the valuation of securities underlying share-based compensation, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful lives and potential impairment of the Company’s property and equipment and intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents

The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also re-evaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2014, the Company has not recorded any impairment charges on its long-lived assets.

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

Recently Issued and Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the years ending December 31, 2014 and 2013:

	2014	2013
Convertible preferred stock	478,701	480,777
Warrants to purchase common stock	136,132	233,753
Non-vested restricted stock awards	-	984
Options to purchase common stock	404,612	425,995
Total	1,019,445	1,141,509

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4 - Property and Equipment

Property and equipment consisted of the following as of December 31:

	2014	2013
Office/computer equipment	$967,791	$876,393
Furniture and fixtures	293,318	267,939
Software	629,342	468,226
Leasehold improvements	122,318	114,669
	2,012,769	1,727,227
Less: accumulated depreciation	(1,681,896)	(1,505,527)
	$330,873	$221,700

Depreciation expense amounted to $176,369 and $229,724 for the years ended December 31, 2014 and 2013, respectively. The Company disposed of and wrote-off property and equipment with an original cost of $126,277 and accumulated depreciation of $99,925 during the year ended December 31, 2013, which resulted in a net gain of $2,089 and cash proceeds of $28,441.

NOTE 5 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants were recorded at fair value which totaled $157,000. Since May 24, 2002, the Company has invested an additional $1,071,863 in connection with improving and expanding its patent portfolio. These costs consist predominately of legal and filing fees and historically been capitalized as long-lived assets.

For the years ended December 31, 2014 and 2013, the Company capitalized $15,230 and $17,548, respectively, of legal expenses and filing fees associated with the maintenance of its patents. During 2013, the Company wrote off $16,761 in legal expenses associated with pending patent applications. In addition, during the year ended December 31, 2014, the Company reviewed the remaining estimated useful lives of its patent portfolio and determined that the remaining useful lives of four of its patents held should be reduced due to the Company’s future planned use of this intellectual property. At December 31, 2014 and 2013, these four patents had a weighted average remaining useful life of 4.12 and 9.9 years, respectively, when considering the Company’s change in estimate.

Accumulated amortization on the patents amounted to $1,517,093 and $1,379,213 as of December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014 and 2013 amounted to $137,880 and $136,803, respectively. The weighted-average remaining amortization period of the Company’s complete patent portfolio is approximately 7.5 years as of December 31, 2014. The estimated future amortization of the patents is as follows:

For the Years Ending
December 31,	Amount
2015	$201,524
2016	171,242
2017	171,242
2018	158,532
2019	131,485
Thereafter	377,745
Total	$1,211,770

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 – Stockholders’ Equity

Common Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.001. Each share of common stock entitles the holder to one vote.

Preferred Stock

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

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock. During the year ended December 31, 2014, 25 shares of Series A Preferred Stock were converted to 2,075 shares of common stock. There were no conversions of the Company’s Series A Preferred Stock during the year ended December 31, 2013.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. During the years ended December 31, 2014 and 2013, the Company accrued $48,000 of Series B dividends per year and paid cash dividends of $36,000 and $0, respectively. As of December 31, 2014 and 2013, $96,000 and $84,000 of dividends were accrued to the holders of Series B were included in accrued dividends on the consolidated balance sheet.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate, which is determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The conversion price of the Series C Preferred Stock and exercise price of the Series C Warrants is subject to customary anti-dilution provisions. The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The Series C-1 holders elected to receive cash dividends during 2014 and to accrue the dividends during 2013 making these dividends payable on the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 into common stock. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends, if full dividends are first paid or concurrently paid to the holders of the Series C-1 Preferred Stock. During the years ended December 31, 2014 and 2013, the Company accrued $120,000 of Series C-1 dividends per year and paid cash dividends of $90,000 and $0, respectively. As of December 31, 2014 and 2013, $239,333 and $209,333 of dividends were accrued to the holders of Series B were included in accrued dividends on the consolidated balance sheet.

Warrants

A summary of the warrant activity for the years ended December 31, 2014 is as follows:

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2014	233,753	12.04	3.34	$-
Expired	(97,621)	(12.04)
Warrants outstanding at December 31, 2014	136,132	12.04	4.25	$-

During the year ended December 31, 2014, 97,621 of the Series B warrants expired leaving 136,132 of the Series C-1 warrants outstanding.

NOTE 7 – Share-Based Compensation

Long-Term Incentive Plans

As of December 31, 2014, the Company had reserved 6,542 shares of common stock for issuance under its 2005 long-term incentive plan and 690,000 shares for its 2006 long-term incentive plan. An additional 35,000 options to purchase common stock were issued to a previous CEO outside of one of the Company’s long-term incentive plans. As of December 31, 2014, the Company’s 2005 Long-Term Incentive Plan and 2006 Long-Term Incentive Plan had a total of 404,612 in stock option grants outstanding. The 2005 Long-Term Incentive Plan have been closed for additional grants.

In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. As of December 31, 2014, 272,222 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan.

Stock options issued under the Plan are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four year period.

Stock Options

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company estimates its expected volatility using the trading volume of its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates used during the years ended December 31, 2014 and 2013 ranged from 12.2% to 7.1%.

The following assumptions were used to estimate the fair value of options granted for the years ended December 31, 2014 and 2013 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	December 31,
	2014	2013
Risk free interest rate	1.84%	1.97%
Expected term (in years)	5.93	6.70
Expected volatility	64.45%	68.22%
Expected dividend yield	-	-

During the years ended December 31, 2014 and 2013, the Company granted options to employees to purchase 185,267 and 6,850 shares of common stock, respectively. Of the total amount of options granted in 2014, 112,017 were granted to executive officers of the Company. These options generally vest ratably during the first four years following their issuance and have a ten-year life. No options were exercised in 2014 and 2013.

A summary of the employee stock option activity for the year ended December 31, 2014 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	425,875	12.72	4.34	$-
Granted	185,267	4.13
Exercised	-
Forfeited	(201,668)	(10.23)		$1,965
Expired	(4,862)	(12.75)
Options outstanding at December 31, 2014	404,612	10.03	6.31	$-
Options exercisable at December 31, 2014	202,506	15.10	3.40	$-

Additional information with respect to the outstanding employee stock options as of December 31, 2014 is as follows

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$ 3.88 – 4.15	109,017	9.34	4.07	-	-
$ 4.16 – 4.95	74,400	9.18	4.25	5,900	4.80
$ 4.96 – 11.25	73,739	4.30	9.11	63,768	9.54
$ 11.26 – 13.40	75,924	4.68	12.24	66,629	12.31
$ 13.41 – 41.50	71,532	2.51	23.74	66,209	24.16
	404,612	6.31	10.03	202,506	15.10

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 was $451,884 and $25,081, respectively.

For the years ended December 31, 2014 and 2013, the Company’s consolidated statements of operations reflect $149,894 and $257,263, respectively, of stock-based compensation expense relating to the amortization of stock options granted under its long-term incentive plans, which is allocated as follows:

	For Years Ended December 31,
	2014	2013

Cost of service revenues	$40,766	$50,466
Research and development	36,178	64,917
Sales and marketing	10,140	11,101
General and administrative	62,810	130,779
Total stock-based compensation	$149,894	$257,263

As of December 31, 2014, there was $366,416 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.15 years.

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

A summary of the restricted stock award activity for the year ended December 31, 2014 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	984	7.40
Granted	-	-
Vested	(984)	(7.40)
Cancelled/Forfeited	-	-
Non-vested at December 31, 2014	-	$-

The Company incurred $558 and $95,464 in compensation expense during the year ended December 31, 2014 and 2013, respectively, related to the restricted stock awards granted to Board members and former officers of the Company. During the year ended December 31, 2014, 984 restricted stock units vested as part of the former CFO’s consulting agreement. During 2013, the Company issued an aggregate 15,927 stock awards to the former CEO and CFO, which had a grant date fair value of $117,861 ($7.40 per share) and vest over a four year period. On August 31, 2013, 2,951 restricted stock awards were forfeited as the result of the resignation of the former CFO. On October 25, 2013, as part of the separation agreement with the former CEO, the vesting was accelerated for 11,992 shares underlying restricted stock units to the date of termination.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. During 2012, the Company discontinued the matching contribution and reinstated the program in 2014. The matching contribution to participants 401k plans equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. The Company contributed $59,040 and $0 in 2014 and 2013 to participants accounts representing the employer contribution amount.

NOTE 9 - Income Taxes

The Company has identified its federal tax return and state tax returns for New York and Pennsylvania as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2012 through 2014, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2014, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company has completed a study to assess whether a change in control occurred from November 4, 2005 through December 31, 2014, in order to determine whether an “ownership change” as defined in Section 382 occurred as a result of equity transactions. The Company, after considering all available evidence, concluded that an ownership change has not occurred. An ownership change does not occur until the 5% shareholders have a cumulative ownership shift of greater than 50%.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The income tax provision consists of the following:

	2014	2013
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(735,191)	(846,095)
State	(89,118)	(99,926)
Change in valuation allowance	824,309	946,021

Total income tax provision	$-	$-

The Company has net operating loss carryforwards (“NOLs”) of approximately $15,046,000 as of December 31, 2014 that will be available to offset future taxable income.  Approximately $677,000 of the NOL carryforward, if realized, will result in a benefit to be recorded in APIC. The NOLs are due to expire in 2021 through 2034.  The Company has concluded that a full valuation allowance was appropriate for the NOLs at December 31, 2014 and 2013 as it is more likely than not that they will be utilized prior to their expiration.

The total net deferred tax asset and liabilities as of December 31, 2014 and 2013 consists of the following:

	2014	2013
Net operating loss carryforwards	$5,501,926	$4,095,519
Property and equipment	17,283	-
Intangible assets	532,716	658,055
Accrued expenses	140,691	146,249
Credit carryforwards	316,651	287,756
Stock-based compensation	461,985	958,607
Total deferred tax asset	6,971,252	6,146,186

Deferred tax liability:
Property and equipment	-	(11,526)
Subtotal	6,971,252	6,134,660
Less: valuation allowance	(6,971,252)	(6,134,660)
Total net deferred tax asset	$-	$-

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal statutory tax rate	(34.00)%	(34.00)%
State and local income taxes, net of federal benefit	(2.60)%	(3.64)%
Stock-based compensation	14.12%	7.56%
Research and development credit	(0.84)%	(4.41)%
Other	(0.77)%	(0.37)%
	(24.09)%	(34.86)%

Less: valuation allowance	24.09%	34.86%
Provision for income taxes	- %	- %

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

In August 2014, the Company entered into a lease agreement for certain equipment. The lease was for 36 months and expires in August 2017. The base annual rent under the lease was $5,221, with $2,176 being recognized in 2014.

Total rent expense for the years ended December 31, 2014 and 2013 was $356,320 and $322,993, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2015	384,950
2016	393,092
2017	194,192
Total	$972,234

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Employment Agreements

On July 23, 2014, (the “Effective Date”), the Company entered into an employment agreement with Eric T. Converse who was appointed President and Chief Executive Officer (the “CEO Employment Agreement”). The CEO Employment Agreement begins as of the Effective Date, has an initial term of one year and will be extended automatically for one-year periods so long as Mr. Converse remains fully employed by the Company. Mr. Converse will receive an annual salary of $325,000 during the term of the CEO Employment Agreement. Mr. Converse is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. The Company accrued $74,202 toward the annual incentive bonus during 2014. On the Effective Date, Mr. Converse was also granted an option to purchase 87,017 shares of the Company’s common stock with a $4.22 exercise price, four year vesting period, and ten year term. If Mr. Converse remains employed by the Company on the date that is twelve months after the Effective Date, the Company will award an option to purchase an additional 87,017 shares, and if employed twenty-four months after the Effective Date, then the Company will also award an option to purchase an additional 43,510 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Converse is employed by the Company.

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

On August 19, 2014 (the “Second Effective Date”), the Company entered into an employment agreement with James A. Groff, pursuant to which Mr. Groff agreed to serve as the Company’s Chief Financial Officer (the “CFO Employment Agreement”). The term of the CFO Employment Agreement begins as of the Second Effective Date, and will be extended automatically for one-year periods so long as Mr. Groff remains fully employed by the Company. Mr. Groff will receive an annual salary of $150,000 during the term of the CFO Employment Agreement. Mr. Groff is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. The Company accrued $25,842 toward the annual incentive bonus during 2014. On the Second Effective Date, Mr. Groff was granted an option to purchase 25,000 shares of the Company’s common stock. If Mr. Groff remains employed by the Company on the date that is twelve months after the Second Effective Date, the Company will award an option to purchase an additional 25,000 shares, and if employed twenty-four months after the Second Effective Date, then the Company will also award an option to purchase an additional 25,000 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Groff is employed by the Company.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Separation Agreement

On October 25, 2013, the Company entered into a Separation, Waiver and Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, L. Jeffrey Markin. Under the terms of the Separation Agreement, Mr. Markin received monthly separation payments in the amount of $25,310 commencing on the date of the Separation Agreement and continuing until May 31, 2014, In addition, Mr. Markin received $8,213 in benefits through May 31, 2014, on terms comparable to the benefits provided for under his existing Employment Agreement with the Company dated February 24, 2009, as amended by the Amendment to Employment Agreement, dated December 28, 2012 (as amended, the “Employment Agreement”). The Employment Agreement was terminated and superseded by the Separation Agreement. Mr. Markin received a $98,136 bonus earned under the Company’s 2013 Bonus Plan. Unvested stock options, stock awards and restricted stock units granted to Mr. Markin were forfeited as of the effective date of the Separation Agreement, other than 11,992 shares underlying restricted stock units for which vesting was accelerated to the date of termination. As of December 31, 2013, there was a $20,867 receivable for the employee payroll taxes resulting from the issuance of the 11,992 shares to Mr. Markin which was reported as part of prepaid expenses and other current assets in the Company’s consolidated balance sheet. Also under the Separation Agreement, Mr. Markin provided a general release in favor of the Company and its affiliates. As of December 31, 2014 and 2013, there remained approximately $ 0 and $133,897, respectively, of severance payable which was reported as part of accrued payroll in the Company’s consolidated balance sheet.

Other Agreements

On June 26, 2014, the Company entered into an Alliance Framework Agreement (the "Framework Agreement") and Master Subcontract Agreement with IXICO Technologies Limited (“IXICO”) as part of a strategic alliance between the two companies. The Framework Agreement provides a framework under which the parties will work to provide imaging contract research services related to clinical trials of drugs and medical devices across a range of therapeutic areas and modalities. For projects awarded under the alliance, one party will generally be the lead and the other will provide imaging services as a subcontractor. This will depend upon, among other things, existing contacts and the therapeutic area of the project. Generally, VirtualScopics will be the service provider for oncology projects and IXICO will be the service provider for neuroscience projects. As part of the alliance, IXICO will use space at VirtualScopics’ new office in New Hope, Pennsylvania.

The Framework Agreement has a one-year term with automatic one year renewals. Either party may terminate the Agreement for any reason on at least 30 days’ notice. Either may also terminate for cause due to a material breach not cured within 30 days. The Framework Agreement may also be terminated immediately if an insolvency event occurs. In the event of termination, each party agrees for 120 days not to solicit any opportunities the other party brought to the alliance. Upon notice of termination, existing work orders shall continue and the parties shall generally continue to pursue any awards and proposals received prior to notice of termination.

On December 11, 2014, the Company signed a multi-year software license and support agreement with alliance partner, IXICO plc, for their proprietary imaging data and query management digital platform, TrialTracker™. Under the terms of the agreement, VirtualScopics will pay IXICO to implement and support the use of TrialTracker™ in its clinical trial business both as part of and separate to the Alliance. The terms of the agreement included a set up fee of approximately $200,000 that was incurred during 2014. Starting in 2015, there is a yearly license fee of $40,000 and a minimum support fee of $90,000 in each of the first two service years and thereafter reduced to a minimum of $25,000.

NOTE 11 - Related Parties

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (a wholly-owned subsidiary of Merck & Co, Inc. (“Merck”)) 3,000 shares of Series C-1 Preferred Stock which are initially convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $204,688 and $368,977 for the years ended December 31, 2014 and 2013, respectively. The accounts receivable balance due from Merck was $95,985 and $87,200 as of December 31, 2014 and 2013, respectively.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 12 – Concentrations of Credit Risk

The Company’s top four customers accounted for approximately 26%, 21%, 20%, and 10% of total revenue for the year ended December 31, 2014. The Company’s top three customers accounted for approximately 42%, 12%, and 11% of total revenue for the year ended December 31, 2013.

Three customers accounted for approximately 27%, 19%, and 18% of accounts receivable as of December 31, 2014 as compared to four customers accounted for approximately 34%, 13%, 13%, and 11% of accounts receivable as of December 31, 2013.

NOTE 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

