Form 10-Q
period 2015-03-31
VirtualScopics, Inc.
filed 2015-05-14
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015______________________________________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to______________________________________

Commission File Number: 000-52018_____________________________________________________________

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

As of May 11, 2015, there were 2,994,928 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$2,393,968	$4,046,599
Accounts receivable, net	2,097,513	1,814,143
Prepaid expenses and other current assets	535,549	410,188
Total current assets	5,027,030	6,270,930

Patents, net	1,166,284	1,211,770
Property and equipment, net	337,174	330,873
Other Assets	8,486	10,661
Total assets	$6,538,974	$7,824,234

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,015,871	$1,289,099
Accrued payroll	414,966	681,964
Unearned revenue	475,299	670,332
Dividends payable	335,333	335,333
Total current liabilities	2,241,469	2,976,728

Commitments and Contingencies

Stockholders' Equity

Convertible preferred stock, $0.001 par value; 1,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at March 31, 2015 and December 31, 2014; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at March 31, 2015 and December 31, 2014; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,165 shares at March 31, 2015 and December 31, 2014; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at March 31, 2015 and December 31, 2014; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding, 2,994,928 shares at March 31, 2015 and December 31, 2014	2,995	2,995
Additional paid-in capital	21,977,738	21,975,069
Accumulated deficit	(17,683,234)	(17,130,564)
Total stockholders' equity	4,297,505	4,847,506
Total liabilities and stockholders' equity	$6,538,974	$7,824,234

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31,
	2015	2014

Revenues	$2,641,221	$2,246,954
Reimbursement revenues	173,221	106,032
Total revenues	2,814,442	2,352,986

Cost of services	1,666,644	1,489,079
Cost of reimbursement revenues	173,221	106,032
Total cost of services	1,839,865	1,595,111
Gross profit	974,577	757,875

Operating expenses
Research and development	349,837	285,896
Sales and marketing	280,397	345,077
General and administrative	799,386	687,002
Depreciation and amortization	96,972	86,502
Total operating expenses	1,526,592	1,404,477

Operating loss	(552,015)	(646,602)

Other income (expense)
Other income	259	1,037
Other expense	(914)	(808)
Total other (expense) income	(655)	229

Net loss	(552,670)	(646,373)

Preferred stock dividends	42,000	42,000
Net loss available to common stockholders	$(594,670)	$(688,373)

Weighted average basic and diluted shares outstanding	2,994,928	2,991,990
Basic and diluted loss per share	$(0.20)	$(0.23)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(552,670)	$(646,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,972	86,502
Stock-based compensation	44,669	41,388
Changes in operating assets and liabilities
Accounts receivable	(283,370)	82,278
Prepaid expenses and other assets	(123,186)	(34,768)
Accounts payable and accrued expenses	(273,228)	112,182
Accrued payroll	(266,998)	(341,639)
Unearned revenue	(195,033)	283,959
Total adjustments	(1,000,174)	229,902
Net cash used in operating activities	(1,552,844)	(416,471)

Cash flows from investing activities
Purchases of property and equipment	(52,882)	(28,563)
Patent applications and maintenance	(4,905)	(6,024)
Net cash used in investing activities	(57,787)	(34,587)

Cash flows from financing activities
Cash dividends on series B preferred stock	(42,000)	(42,000)
Net cash used in financing activities	(42,000)	(42,000)

Net decrease in cash	(1,652,631)	(493,058)
Cash
Beginning of period	4,046,599	7,330,630
End of period	$2,393,968	$6,837,572

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

NOTE 2 – Liquidity and Financial Condition

The Company had a net loss attributable to common stockholders of $552,670 for the three months ended March 31, 2015. At March 31, 2015, the Company’s accumulated deficit amounted to $17,683,234 and the Company had working capital of $2,785,561. The Company’s future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, the Company may need to raise additional funds through public or private debt or equity offerings financings, corporate collaborations or other means. The Company may also be required to reduce operating expenditures or investments in its infrastructure. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development activities and take additional measures in reducing costs to conserve its cash.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 3 - Summary of Certain Significant Accounting Policies

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

NOTE 4 - Stock-Based Compensation

For the three months ended March 31, 2015 and 2014, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted and restricted stock awards under its long-term incentive plans and allocated as follows:

	Three Months Ended
	March 31,
	2015	2014

Cost of service revenues	$9,096	$11,041
Research and development	9,053	9,573
Sales and marketing	3,179	2,691
General and administrative	23,341	18,083
Total stock-based compensation	$44,669	$41,388

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period from the date of grant. As of March 31, 2015, there was $355,403 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a remaining weighted-average vesting period of 3.08 years.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2015 and 2014 using the Black-Scholes option-pricing model:

	March 31,
	2015	2014
Risk free interest rate	1.8%	1.9%
Expected term (years)	6.0	5.9
Expected volatility	63.5%	64.5%
Expected dividend yield	-	-

A summary of the employee stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2015	404,612	$10.03
Granted	13,000	3.78
Exercised	-
Cancelled/Forfeited	(1,748)	(11.28)
Expired	(11,167)	(10.10)
Options outstanding at March 31, 2015	404,697	9.82	6.36
Options exercisable at March 31, 2015	199,320	15.41	3.47

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 and 2014 was $28,924 and $2,511, respectively.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 5 - Stockholders’ Equity

As of March 31, 2015, the Company has authorized 1,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). There were no conversions of the Company’s convertible Series A, B and C-1 preferred stock during the three months ended March 31, 2015 and 2014.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of March 31, 2015 and December 31, 2014, there was $96,000 of accrued dividends payable to Series B stockholders. During the three months ended March 31, 2015 and 2014, cash dividends paid to Series B stockholders aggregated to $12,000.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock and the Series A and Series B preferred stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of March 31, 2015 and December 31, 2014, there was $239,333 of accrued dividends payable to Series C-1 stockholders. During the three months ended March 31, 2015 and 2014, cash dividends paid to Series C-1 stockholders aggregated to $30,000.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three months ending March 31, 2015 and 2014:

	2015	2014
Convertible preferred stock	478,701	480,777
Warrants to purchase common stock	136,132	233,753
Options to purchase common stock	404,697	247,002
Total	1,019,530	961,532

NOTE 6 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of March 31, 2015 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of March 31, 2015, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 7 - Concentration of Credit Risk

The Company’s top three customers accounted for approximately 21%, 20%, and 18% of total revenue for the three months ended March 31, 2015. Three customers accounted for 32%, 23%, and 14% of total revenue for the three months ended March 31, 2014.

Five customers accounted for approximately 23%, 19%, 16%, 14%, and 11% of accounts receivable as of March 31, 2015. Three customers accounted for approximately 27%, 19%, and 18% of accounts receivable as of December 31, 2014.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 8 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $98,664 and $23,115 for the three months ended March 31, 2015 and 2014, respectively. The accounts receivable balance due from Merck was $65,488 and $95,985 as of March 31, 2015 and December 31, 2014, respectively.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Revenues

We had revenues of $2,814,000 for the quarter ended March 31, 2015 compared to $2,353,000 for the comparable period in 2014, representing a $461,000, or 20%, increase in revenues. This is in direct correlation with the increase in bookings during 2014 as the projects begin their set up phase. The set up phase includes qualifying and training the sites on the scanning of subjects and the procedures for submitting data according to the imaging protocol for a particular study. During the first quarter of 2015, we performed work on 108 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 99 projects during the same period in 2014. During the first quarter of 2015, 52% of our business was in oncology services, 33% in musculoskeletal services, and the remaining 15% was in other therapeutic areas. This compares to 44%, 28% and 28%, respectively, in 2014. During the first quarter of 2015, 77% of the revenues were derived from Phase II and III studies compared to 76% during the comparable period in 2014.

Gross Profit

We had a gross profit of $975,000 for the first quarter of 2015 compared to $758,000 for the comparable period in 2014, representing a $217,000, or a 29% increase. Our gross profit margin was 35% during the quarter ended March 31, 2015 compared to 32% during the first quarter of 2014. Our gross margins tend to fluctuate based on therapeutic area mix and phase of study and specifically as it relates to the volume of revenue as there are a certain amount of fixed costs required to support the business. During the first quarter of 2015 we experienced an increase in revenue derived from oncology projects which historically drive higher margins. Excluding reimbursed charges our gross margin was 37% for the first quarter of 2015 compared to 34% in the first quarter of 2014.

Research and Development

We had research and development costs of $350,000 for the first quarter of 2015 compared to $286,000 for the comparable period in 2014, representing a $64,000, or a 22% increase. The increase was attributed to the hiring of software developers during late Q1 2014 to support the increase in projects and enhancements in our infrastructure. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. Additionally, we continue to invest in the commercialization of new imaging techniques across modalities and therapeutic areas to best serve our customers. In 2014, we finalized the recruitment of our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $280,000 for the first quarter of 2015 compared to $345,000 for the comparable period in 2014, representing a $65,000, or 19% decrease. The decrease is related to the timing of trade shows and conferences during the three months ended March 31, 2015 as compared to the previous year, offset by the hiring of a proposal manager during late 2014. Currently, there are 6 individuals within our sales and marketing department. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD, IXICO, and recently added Micron channel.

General and Administrative

We had general and administrative expenses of $799,000 for the first quarter of 2015 compared to $687,000 for the comparable period in 2014, representing an $112,000, or 16% increase. The increase was largely attributable to additional headcount the information technology, quality, and finance departments. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, NASDAQ listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $97,000 for the quarter ended March 31, 2015 compared to $87,000 during the quarter ended March 31, 2014. The increase was due to a number of capital assets purchased in 2014. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. Our IT systems are the basis of our operating platform. In 2015, we expect our investments to increase in our IT infrastructure to ensure we have a robust and reliable operating system. This will be contingent on the availability of financing as referenced in Note 2 Liquidity and Financial Condition.

Other (Expense) Income

Other expense for the quarter ended March 31, 2015 was $655 compared to other income of $229 for the quarter ended March 31, 2014. The decrease is a result of lower average cash balances in the Company’s interest bearing accounts during the first quarter of 2015 as compared to the previous comparable period in 2014.

Net Loss

Net loss for the quarter ended March 31, 2015 was $553,000 compared to $646,000 for the quarter ended March 31, 2014. The decrease in our net loss was primarily related to the increase in revenue and a higher gross margin recognized during the first quarter of 2015 as compared to the previous comparable period in 2014.

Liquidity and Capital Resources

Our working capital as of March 31, 2015 was approximately $2,786,000 compared to $3,294,000 as of December 31, 2014. The decrease in working capital was primarily a result of payments made during the first quarter of 2015 related to previous year expenses, continued losses, and the timing of receivables. We do not expect, nor have we experienced, significant write-offs of our receivables, however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,553,000 in the three months ended March 31, 2015 compared to net cash used in operating activities of $416,000 in the comparable 2014 period. The increase in the use of cash in operations during the first three months of 2015 compared to the first three months of 2014 is mainly due to continued losses and the timing of cash receipts from customers.

We invested $58,000 in the purchase of equipment and the maintenance of patents in the first three months of 2015, compared to $35,000 for the investment in these items in the first three months of 2014. Our IT systems are the basis of our operating platform. Therefore, we plan to continue to invest in our IT infrastructure during 2015 to ensure we have a robust and reliable operating system to further support our core business.

There was $42,000 in cash used by our financing activities during the three months ended March 31, 2015 and March 31, 2014. The Series C-1 and B preferred stock cash dividends resulted from the Series C-1 stockholders electing to receive cash dividends.

We currently anticipate that our cash will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least the next 12 months. Our future plans and growth are dependent on our ability to continue our business development efforts surrounding our project award backlog and in turn, increasing the revenues of the Company. If in the future, our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings, corporate collaborations or other means. We may also be required to reduce our operating expenditures and investments in our infrastructure especially if revenues are not realized as expected from our backlog. As part of our efforts in managing our overall cash position, we are currently evaluating several credit facility and equipment lease financing options that have been presented to us from various financial institutions. We have not secured any commitment for new financing at this time, nor can we provide any assurance that other new financings will be available on commercially acceptable terms, if needed, or at all. If we cannot raise sufficient funds on acceptable terms, we may have to reduce or restrict our level of expenditures, curtail our research and development activities and take additional measures to reduce costs in order to conserve our cash.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	loss of market share due to competing products and services;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	study cancellations and delays in the startup of trials;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel;

•	inability to raise sufficient additional capital to operate our business, if necessary;

•	changes in government regulations; and

•	other specific risks that may be referred to in this report or in our report on Form 10-K for the year ended December 31, 2014.

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure our stockholders or potential investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 10.1         Indemnification Agreements between the Company and Andrew Levitch dated March 2, 2015 and Michael Woehler dated March 2, 2015 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among the Company and the directors and officers of the Company, filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).

Exhibit 10.2          Consulting Agreement between the Company and Michael Woehler, dated March 6, 2015.

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

Dated: May 14, 2015	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Chief Financial Officer

Exhibit Index

Exhibit 10.1 Indemnification Agreements between the Company and Andrew Levitch dated March 2, 2015 and Michael Woehler dated March 2, 2015 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among the Company and the directors and officers of the Company, filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).

Exhibit 10.2          Consulting Agreement between the Company and Michael Woehler, dated March 6, 2015.

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

