Form 10-Q
period 2015-06-30
VirtualScopics, Inc.
filed 2015-08-12
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-52018

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2015, there were 2,994,928 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$1,651,791	$4,046,599
Accounts receivable, net	2,590,123	1,814,143
Prepaid expenses and other current assets	380,231	410,188
Total current assets	4,622,145	6,270,930

Patents, net	1,115,889	1,211,770
Property and equipment, net	415,238	330,873
Other Assets	6,309	10,661
Total assets	$6,159,581	$7,824,234

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$873,049	$1,289,099
Accrued payroll	628,127	681,964
Unearned revenue	582,981	670,332
Dividends payable	335,333	335,333
Total current liabilities	2,419,490	2,976,728

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at June 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at June 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,165 shares at June 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at June 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding, 2,994,928 shares at June 30, 2015 and December 31, 2014	2,995	2,995
Additional paid-in capital	21,967,318	21,975,069
Accumulated deficit	(18,230,228)	(17,130,564)
Total stockholders' equity	3,740,091	4,847,506
Total liabilities and stockholders' equity	$6,159,581	$7,824,234

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$2,854,591	$2,542,048	$5,495,812	$4,789,001
Reimbursement revenues	164,535	106,699	337,756	212,731
Total revenues	3,019,126	2,648,747	5,833,568	5,001,732

Cost of services	1,845,229	1,601,679	3,511,874	3,090,758
Cost of reimbursement revenues	164,535	106,699	337,756	212,731
Total cost of services	2,009,764	1,708,378	3,849,630	3,303,489
Gross profit	1,009,362	940,369	1,983,938	1,698,243

Operating expenses
Research and development	298,456	306,289	648,293	592,185
Sales and marketing	360,979	482,807	641,376	827,884
General and administrative	779,382	807,642	1,578,770	1,494,643
Depreciation and amortization	106,020	75,526	202,991	162,028
Total operating expenses	1,544,837	1,672,264	3,071,430	3,076,740

Operating loss	(535,475)	(731,895)	(1,087,492)	(1,378,497)

Other (expense) income
Other income	661	1,051	920	2,057
Other expense	(12,178)	(687)	(13,092)	(1,464)
Total other (expense) income	(11,517)	364	(12,172)	593

Net loss	(546,992)	(731,531)	(1,099,664)	(1,377,904)

Preferred stock dividends	42,000	42,000	84,000	84,000
Net loss available to common stockholders	$(588,992)	$(773,531)	$(1,183,664)	$(1,461,904)

Weighted average basic and diluted shares outstanding	2,994,928	2,992,853	2,994,928	2,992,421
Basic and diluted loss per share	$(0.20)	$(0.26)	$(0.40)	$(0.49)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,099,664)	$(1,377,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,991	162,028
Stock-based compensation	76,249	64,619
Changes in operating assets and liabilities
Accounts receivable	(775,980)	(136,665)
Prepaid expenses and other assets	34,309	26,358
Accounts payable and accrued expenses	(416,050)	(5,531)
Accrued payroll	(53,837)	(152,016)
Unearned revenue	(87,351)	(156,841)
Total adjustments	(1,019,669)	(198,048)
Net cash used in operating activities	(2,119,333)	(1,575,952)

Cash flows from investing activities
Purchases of property and equipment	(186,570)	(133,078)
Patent applications and maintenance	(4,905)	(6,024)
Net cash used in investing activities	(191,475)	(139,102)

Cash flows from financing activities
Cash dividends on series B preferred stock	(84,000)	(42,000)
Net cash used in financing activities	(84,000)	(42,000)
Net decrease in cash	(2,394,808)	(1,757,054)
Cash
Beginning of period	4,046,599	7,330,630
End of period	$1,651,791	$5,573,576

Supplemental disclosure of cash flow information
Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$-	$42,000

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - Nature of Business and Basis of Presentation

Nature of Business

The headquarters of VirtualScopics. Inc. and its wholly-owned subsidiary, VirtualScopics New York, LLC (the “Subsidiary” and, together, the “Company”) are located in Rochester, New York. The Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve pharmaceutical and medical device research and development and improve clinical medical image analysis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

NOTE 2 – Liquidity and Financial Condition

The Company had a net loss attributable to common stockholders of $1,099,664 for the six months ended June 30, 2015. At June 30, 2015, the Company’s accumulated deficit amounted to $18,230,228 and the Company had working capital of $2,202,655. On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000. See Note 10.

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 3 - Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 4 - Stock-Based Compensation

For the three and six months ended June 30, 2015 and 2014, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted and restricted stock awards under its long-term incentive plans and allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Cost of service revenues	$5,838	$9,223	$14,934	$20,264
Research and development	8,127	8,912	17,180	18,485
Sales and marketing	-	2,046	457	4,737
General and administrative	17,615	3,050	43,678	21,133
Total stock-based compensation	$31,580	$23,231	$76,249	$64,619

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period from the date of grant. As of June 30, 2015, there was $301,514 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.91 years.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2015 and 2014 using the Black-Scholes option-pricing model:

	June 30,
	2015	2014
Risk free interest rate	1.8%	1.8%
Expected term (years)	6.0	5.9
Expected volatility	63.5%	65.8%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the employee stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2015	404,612	$10.03
Granted	13,000	3.78
Exercised	-
Cancelled/Forfeited	(16,935)	(5.56)
Expired	(11,167)	(10.10)
Options outstanding at June 30, 2015	389,510	10.01	5.99
Options exercisable at June 30, 2015	201,597	15.28	3.29

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2015 and 2014 was $28,924 and $41,368, respectively.

NOTE 5 - Stockholders’ Equity

As of June 30, 2015, the Company has authorized 1,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). There were no conversions of the Company’s convertible Series A, B and C-1 preferred stock during the six months ended June 30, 2015 and 2014.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of June 30, 2015 and December 31, 2014, there was $96,000 of accrued dividends payable to Series B stockholders. During the six months ended June 30, 2015 and 2014, cash dividends paid to Series B stockholders aggregated to $24,000 and $12,000, respectively.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock and the Series A and Series B preferred stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of June 30, 2015 and December 31, 2014, there was $239,333 of accrued dividends payable to Series C-1 stockholders. During the six months ended June 30, 2015 and 2014, cash dividends paid to Series C-1 stockholders aggregated to $60,000 and $30,000, respectively.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the six months ended June 30, 2015 and 2014:

	2015	2014
Convertible preferred stock	478,701	480,777
Warrants to purchase common stock	136,132	233,753
Options to purchase common stock	389,510	244,946
Total	1,004,343	959,476

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of June 30, 2015 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of June 30, 2015, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

Three customers accounted for 22%, 21%, and 17% of total revenue for the six months ended June 30, 2015. The Company’s top four customers accounted for approximately 30%, 20%, 18%, and 10% of total revenue for the six months ended June 30, 2014.

Three customers accounted for 23%, 22%, and 16% of total revenue for the three months ended June 30, 2015. The Company’s top four customers accounted for approximately 28%, 22%, 18%, and 13% of total revenue for the three months ended June 30, 2014.

Four customers accounted for approximately 22%, 18%, 17%, and 10% of accounts receivable as of June 30, 2015. Three customers accounted for approximately 27%, 19%, and 18% of accounts receivable as of December 31, 2014.

NOTE 9 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $224,054 and $42,755 for the six months ended June 30, 2015 and 2014, respectively and $125,390 and $19,640 for the three months ended June 30, 2015 and 2014, respectively. The accounts receivable balance due from Merck was $102,759 and $95,985 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 10 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

Effective July 29, 2015, the Company entered into a note agreement for $144,775 with an interest rate of 6.43% per year. The instrument was issued in connection with the Company entering into a master equipment lease agreement for certain specialized hardware equipment. Payments on the note are due in quarterly installments of $9,159 and the note matures in five years. The Company has the option to purchase the leased equipment at the maturity of the note for $1.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000 subject to a borrowing base equal to a percentage of the Company’s eligible accounts receivable. Initially, the borrowing base is equal to 80% of eligible accounts receivable. The decision to extend credit under the line of credit, the percentage of eligible accounts making up the borrowing base and the accounts eligible for inclusion in the borrowing base are all subject to the discretion of the financial institution. Interest on the principal amount outstanding under the line of credit accrues at the prime rate published by the Wall Street Journal plus 1.00% per annum and is payable monthly. The line of credit requires the Company to comply with various affirmative and negative covenants, including a covenant regarding minimum “Adjusted EBITDA” as defined in the agreement.

The line of credit terminates and all amounts outstanding thereunder are due and payable on August 6, 2016 (the “Maturity Date”). The entire amount outstanding under the line of credit shall become immediately due and payable prior to the Maturity Date if any of the following occur: (a) the Company fails to make any payment of principal, interest or finance charges when due or fails to pay any other obligations under the agreement within three days of when due; (b) the Company fails or neglects to perform any of its obligations under the agreement (subject to a 10-day cure period in the case of some obligations); (c) the Company suffers a “Material Adverse Change” as defined in the agreement; (d) a notice of lien or levy is filed against any of the Company’s assets by any government agency and is not discharged within 10 days; (e) any material portion of the Company’s assets is attached, seized, levied on, or comes into possession of a trustee or receiver, or any court order enjoins, restrains, or prevents the Company from conducting any material part of its business; (f) the Company becomes insolvent or commences an insolvency proceeding or an insolvency proceeding is commenced against the Company and not dismissed within 30 days; (g) the Company defaults under other indebtedness in excess of $100,000 in principal amount as a result of which the holder of such indebtedness has the right to accelerate the maturity thereof (whether or not such right is exercised; (h) judgments for $100,000 (not covered by independent third-party insurance as to which liability has been accepted by such insurance carrier) are entered against the Company and such judgments are not discharged, stayed or bonded within 10 days; (i) any representation or warranty by the Company in the agreement or in any other writing delivered to the financial institution is incorrect in any material respect when made; (j) any indebtedness of the Company subordinated to the line of credit is revoked or invalidated or are no longer subordinated to the line of credit; (k) any guaranty of the obligations of the Company under the line of credit terminates or any guarantor liquidates, dissolves, dies or suffers a material adverse change; or (l) the Company no longer has any governmental approval necessary for the operation of its business

The obligations of the Company under the line of credit are secured by a first priority security interest in all assets of the Company other than intellectual property.

The Company did not have any outstanding borrowings under the line of credit as of August 12, 2015.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2015 and 2014, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Revenues

We had revenues of $3,019,000 for the quarter ended June 30, 2015 compared to $2,649,000 for the comparable period in 2014, representing a $370,000, or 14%, increase. This is in direct correlation with the increase in bookings during 2014 as these projects complete their set up phase and begin enrolling subjects. The set up phase includes qualifying and training the sites on the scanning of subjects and the procedures for submitting data according to the imaging protocol for a particular study. During the second quarter of 2015, we performed work on 116 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 98 projects during the same period in 2014. During the second quarter of 2015, 55% of our business was in oncology services, 27% in musculoskeletal services, and the remaining 18% was in other therapeutic areas. This compares to 54%, 29% and 17%, respectively, in 2014.

Gross Profit

We had a gross profit of $1,009,000 for the second quarter of 2015 compared to $940,000 for the comparable period in 2014, representing a $69,000, or a 7% increase. Our gross profit margin was 33% during the quarter ended June 30, 2015 compared to 36% during the second quarter of 2014. Our gross margins tend to fluctuate based on therapeutic area mix and phase of study and specifically as it relates to the volume of revenue as there are a certain amount of fixed costs required to support the business. The Company incurred additional fixed costs during the second quarter of 2015 that were a result of hiring 8 employees in the service cost area during the fourth quarter of 2014 and the first quarter of 2015 to support anticipated revenue growth. Excluding reimbursed charges our gross margin was 35% for the second quarter of 2015 compared to 37% in the second quarter of 2014.

Research and Development

We had research and development costs of $298,000 for the second quarter of 2015 compared to $306,000 for the comparable period in 2014, representing a $8,000, or a 3% decrease. The decrease was attributed to placement fees for hiring a software developer during the second quarter of 2014 to support the increase in bookings and enhancements in our infrastructure that did not reoccur in 2015. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We continue to invest in the commercialization of new imaging techniques across multiple modalities and therapeutic areas to best serve our customers. Additionally, we continue to utilize our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $361,000 for the second quarter of 2015 compared to $483,000 for the comparable period in 2014, representing a $122,000, or 25% decrease. The decrease is from a reduction in the number of conferences attended during the second quarter of 2015 as compared to the previous year’s quarter. We attended 5 conferences during the second quarter of 2015 as compared to 7 conferences for the comparable period in 2014. Additionally, there was a decrease in commissions resulting from the timing of bookings during the first six months of 2015 as compared to 2014. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD, IXICO, and Micron channel.

General and Administrative

We had general and administrative expenses of $779,000 for the second quarter of 2015 compared to $808,000 for the comparable period in 2014, representing a $29,000, or 3% decrease. The decrease was largely attributable to the timing of investor relation and legal fees during the second quarter of 2015 as compared to 2014. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, NASDAQ listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

We had depreciation and amortization charges of $106,000 for the second quarter of 2015 compared to $76,000 for the comparable period in 2014, representing a $30,000, or 40% increase. The increase was related to $186,000 in capital assets purchased during the first half of 2015 and a reduction in the remaining useful lives of four patents resulting in accelerated amortization. In 2015, we expect our investments to increase in our IT infrastructure to ensure we have a robust and reliable operating system. This will be contingent on the availability of financing as referenced in Note 2 Liquidity and Financial Condition.

Other (Expense) Income

Other expense for the quarter ended June 30, 2015 was $11,517 compared to other income of $364 for the quarter ended June 30, 2014. The decrease is from a one time foreign exchange loss recognized on a project that closed out during the second quarter of 2015.

Net Loss

We had a net loss of $547,000 for the quarter ended June 30, 2015 compared to $732,000 for the comparable period in 2014, representing a $185,000, or 24% improvement. The improvement in our net loss was primarily related to the increase in revenue recognized during the second quarter of 2015 as compared to the previous comparable period in 2014.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

We had revenues of $5,834,000 for the first half of 2015 compared to $5,002,000 for the comparable period in 2014, representing a $832,000, or 17% increase. The increase in revenue is in direct correlation with the increase in bookings during 2014 as the projects complete their set up phase and start enrolling subjects and images are received. During the first half of 2015, we performed work on 128 projects with 54% of our business in oncology services, 30% in musculoskeletal, and the remaining 16% in other therapeutic areas. This compares to 109 projects during the first half of 2014 with 50% of our business in oncology services, 28% in musculoskeletal, and the remaining 22% in other therapeutic areas. Additionally, the Company continues to focus on strategies that we believe will lead to increased revenue and profitability as well as continuing its efforts to attract new business through the PPD, IXICO, and Micron channels.

Gross Profit

We had a gross profit of $1,984,000 for the first half of 2015 compared to $1,698,000 for the comparable period in 2014, representing a $286,000, or 17%, increase. Our gross margin for the first half of both 2015 and 2014 was 34%. The gross profit improved due to the increase in revenue offset by additional fixed costs from the hiring of 8 additional employees in the service cost area during the fourth quarter of 2014 and the first quarter of 2015 to support anticipated growth. Excluding reimbursed charges our gross margin was 36% for the first six months of both 2015 and 2014.

Research and Development

We had research and development expenditures of $648,000 for the first half of 2015 compared to $592,000 for the comparable period in 2014, representing a $56,000, or 9% increase. The increase was attributed to placement fees associated with the hiring of two employees in the software development group during the first half of 2014 to support the increase in bookings and enhancements in our infrastructure which did not reoccur in the first half of 2015. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We continue to invest in the commercialization of new imaging techniques across multiple modalities and therapeutic areas to best serve our customers. Additionally, we continue to utilize our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $641,000 for the first half of 2015 compared to $828,000 for the comparable period in 2014, representing a $187,000, or 23% decrease. The decrease is from a reduction in the number of conferences attended during the first half of 2015 as compared to the first half of 2014. We attended 5 conferences during the first half of 2015 as compared to 9 conferences for the comparable period in 2014. Additionally, there was a decrease in commissions resulting from the timing of bookings in 2015 as compared to 2014. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc and IXICO, plc.

General and Administrative

We had general and administrative expenses of $1,579,000 for the first half of 2015 compared to $1,495,000 for the comparable period in 2014, representing a $84,000, or 6% increase. The increase was the result of the hiring of three employees in the Finance, Human Resource, and IT groups during the second and third quarters of 2014. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

We had depreciation and amortization expenses of $203,000 for the first half of 2015 compared to $162,000 for the comparable period in 2014, representing a $41,000, or 25% increase. The increase was related to $186,000 in capital assets purchased during the first half of 2015 and a reduction in the remaining useful lives of four patents resulting in accelerated amortization.

Other Income (Expense)

Other expense for the six months ended June 30, 2015 was $12,172 compared to other income of $593 for the six months ended June 30, 2014. The decrease is from a one-time foreign exchange loss recognized on a project that closed out during the second quarter of 2015.

Net Loss

We had a net loss of $1,100,000 for the six months ended 2015 compared to $1,378,000 for the comparable period in 2014, representing a $278,000, or 20% improvement. The improvement in our net loss was primarily related to the increase in revenue as compared to the previous comparable period in 2014.

Liquidity and Capital Resources

Our working capital as of June 30, 2015 was approximately $2,203,000 compared to $3,294,000 as of December 31, 2014. The decrease in working capital was primarily a result of continued losses, dividend payments, and cash used to purchase property and equipment. We do not expect, nor have we experienced, significant write-offs of our receivables; however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $2,119,000 in the six months ended June 30, 2015 compared to net cash used in operating activities of $1,576,000 for the comparable period in 2014. Cash used in operations increased during the first six months of 2015 compared to the first six months of 2014 due to continued losses and the timing of cash receipts from customers.

We invested $191,000 in the purchase of equipment and the maintenance of patents in the first six months of 2015, compared to $139,000 for the comparable period in 2014. Our IT systems are the basis of our operating platform. Therefore, we plan to continue to invest in our IT infrastructure during 2015 to ensure we have a robust and reliable operating system to further support our core business.

There was $84,000 in cash used by our financing activities during the six months ended June 30, 2015, compared to $42,000 in the first six months of 2014. The Series C-1 and Series B preferred stock cash dividends resulted from the Series C-1 stockholders electing to receive cash dividends.

On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000 subject to a borrowing base equal to a percentage of the Company’s eligible accounts receivable. Initially, the borrowing base is equal to 80% of eligible accounts receivable. The decision to extend credit under the line of credit, the percentage of eligible accounts making up the borrowing base and the accounts eligible for inclusion in the borrowing base are all subject to the discretion of the financial institution. Interest on the principal amount outstanding under the line of credit accrues at the prime rate published by the Wall Street Journal plus 1.00% per annum and is payable monthly. The line of credit requires the Company to comply with various affirmative and negative covenants, including a covenant regarding minimum “Adjusted EBITDA” as defined in the agreement.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 10.1	Loan and Security Agreement between the Company, VirtualScopics New York , LLC and Silicon Valley Bank, dated August 7, 2015.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2015	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Chief Financial Officer

21

Exhibit Index

Exhibit 10.1	Loan and Security Agreement between the Company, VirtualScopics New York , LLC and Silicon Valley Bank, dated August 7, 2015.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Linkbase.

22