Form 10-Q
period 2015-09-30
VirtualScopics, Inc.
filed 2015-11-13
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to__________________________

Commission File Number:	000-52018

VirtualScopics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3007151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Linden Oaks, Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2015, there were 3,003,231 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$1,699,579	$4,046,599
Accounts receivable, net	2,548,082	1,814,143
Prepaid expenses and other current assets	477,106	410,188
Total current assets	4,724,767	6,270,930

Patents, net	1,065,494	1,211,770
Property and equipment, net	518,572	330,873
Other Assets	4,133	10,661
Total assets	$6,312,966	$7,824,234

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	739,240	1,289,099
Accrued payroll	489,361	681,964
Unearned revenue	688,778	670,332
Dividends payable	335,333	335,333
Current portion of note payable	59,968	-
Current portion of capital lease obligation	23,830	-
Total current liabilities	2,336,510	2,976,728

Note payable, net of current portion	140,392	-
Capital lease obligation, net of current portion	120,945	-
Total liabilities	$2,597,847	$2,976,728

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 shares authorized;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at September 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at September 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 2,165 shares at September 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at September 30, 2015 and December 31, 2014; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding, 2,994,928 shares at September 30, 2015 and December 31, 2014	2,995	2,995
Additional paid-in capital	21,967,125	21,975,069
Accumulated deficit	(18,255,007)	(17,130,564)
Total stockholders' equity	3,715,119	4,847,506
Total liabilities and stockholders' equity	$6,312,966	$7,824,234

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$3,063,053	$2,502,413	$8,558,865	$7,291,415
Reimbursement revenues	161,354	238,828	499,110	451,559
Total revenues	3,224,407	2,741,241	9,057,975	7,742,974

Cost of services	1,696,940	1,573,790	5,208,813	4,664,548
Cost of reimbursement revenues	161,354	238,828	499,110	451,559
Total cost of services	1,858,294	1,812,618	5,707,923	5,116,107
Gross profit	1,366,113	928,623	3,350,052	2,626,867

Operating expenses
Research and development	324,669	307,470	972,962	899,655
Sales and marketing	277,190	545,172	918,567	1,373,056
General and administrative	673,960	957,795	2,252,729	2,452,438
Depreciation and amortization	101,459	74,106	304,451	236,135
Total operating expenses	1,377,278	1,884,543	4,448,709	4,961,284

Operating loss	(11,165)	(955,920)	(1,098,657)	(2,334,417)

Other (expense) income
Other income	15	1,030	935	3,087
Interest expense	(4,332)	-	(4,332)
Interest expense – debt issuance costs	(6,968)	-	(6,968)
Other expense	(2,329)	(633)	(15,421)	(2,097)
Total other (expense) income	(13,614)	397	(25,786)	990

Net loss	(24,779)	(955,523)	(1,124,443)	(2,333,427)

Preferred stock dividends	42,000	42,000	126,000	126,000
Net loss available to common stockholders	$(66,779)	$(997,523)	$(1,250,443)	$(2,459,427)

Weighted average basic and diluted shares outstanding	2,994,928	2,994,590	2,994,928	2,993,154
Basic and diluted loss per share	$(0.02)	$(0.33)	$(0.42)	$(0.82)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,124,443)	$(2,333,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,451	236,135
Amortization of debt issuance costs	6,968	-
Stock-based compensation	118,056	103,660
Changes in operating assets and liabilities
Accounts receivable	(733,939)	(330,878)
Prepaid expenses and other assets	(67,358)	(51,210)
Accounts payable and accrued expenses	(549,859)	339,333
Accrued payroll	(192,603)	(41,052)
Unearned revenue	18,446	83,816
Total adjustments	(1,095,838)	339,804
Net cash used in operating activities	(2,220,281)	(1,993,623)

Cash flows from investing activities
Purchases of property and equipment	(196,194)	(143,793)
Patent applications and maintenance	(4,905)	(6,024)
Net cash used in investing activities	(201,099)	(149,817)

Cash flows from financing activities
Proceeds received from loan payable	205,000	-
Repayments of loan payable	(4,640)	-
Cash dividends on series B preferred stock	(126,000)	(84,000)
Net cash provided by (used in) financing activities	74,360	(84,000)

Net decrease in cash	(2,347,020)	(2,227,440)
Cash
Beginning of period	4,046,599	7,330,630
End of period	$1,699,579	$5,103,190

Supplemental disclosure of cash flow information
Cash payments for interest	$4,332	$-

Non-cash financing activity:
Accrued dividends on series B and C-1 preferred stock	$-	$42,000
Conversion of series A preferred stock into common stock	$-	$2
Purchase of equipment under capital lease obligation	$144,775	$-

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - Nature of Business and Basis of Presentation

Nature of Business

The headquarters of VirtualScopics, Inc. and its wholly-owned subsidiary, VirtualScopics New York, LLC (the “Subsidiary” and, together, the “Company”) are located in Rochester, New York. The Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s developed proprietary software provides measurement capabilities designed to improve pharmaceutical and medical device research and development and improve clinical medical image analysis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

NOTE 2 – Liquidity and Financial Condition

The Company had a net loss attributable to common stockholders of $1,250,443 for the nine months ended September 30, 2015. At September 30, 2015, the Company’s accumulated deficit amounted to $18,255,007 and the Company had working capital of $2,388,000. On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000. See Note 11.

The Company’s future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, the Company may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. The Company may also be required to reduce operating expenditures or investments in its infrastructure.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 4 - Stock-Based Compensation

For the three and nine months ended September 30, 2015 and 2014, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted and restricted stock awards under its long-term incentive plans and allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Cost of service revenues	$5,792	$10,052	$20,726	$30,316
Research and development	6,886	7,680	24,066	26,165
Sales and marketing	707	2,290	1,164	7,026
General and administrative	28,422	19,020	72,100	39,595
Total stock-based compensation	$41,807	$39,042	$118,056	$103,102

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period from the date of grant. As of September 30, 2015, there was $384,055 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a remaining weighted-average vesting period of 3.06 years.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2015 and 2014 using the Black-Scholes option-pricing model:

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk free interest rate	1.74%	1.84%	1.70%	1.80%
Expected term (years)	6	5.9	6	5.9
Expected volatility	60.86%	64.43%	61.10%	64.60%
Expected dividend yield	-	-	-	-

A summary of the employee stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2015	404,612	$10.03
Granted	131,142	2.52
Exercised	-
Cancelled/Forfeited	(25,814)	(7.65)
Expired	(29,693)	(13.84)
Options outstanding at September 30, 2015	480,247	7.87	6.98
Options exercisable at September 30, 2015	220,239	13.05	4.28

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2015 and 2014 was $159,993 and $393,071, respectively and $188,917 and $434,438 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 - Stockholders’ Equity

As of September 30, 2015, the Company has authorized 1,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). There were no conversions of the Company’s convertible Series A, B and C-1 preferred stock during the nine months ended September 30, 2015 and 2014.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of September 30, 2015 and December 31, 2014, there was $96,000 of accrued dividends payable to Series B stockholders. During the nine months ended September 30, 2015 and 2014, cash dividends paid to Series B stockholders aggregated to $36,000 and $24,000, respectively.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock and the Series A and Series B preferred stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of September 30, 2015 and December 31, 2014, there was $239,333 of accrued dividends payable to Series C-1 stockholders. During the nine months ended September 30, 2015 and 2014, cash dividends paid to Series C-1 stockholders aggregated to $90,000 and $60,000, respectively.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the nine months ended September 30, 2015 and 2014:

	2015	2014
Convertible preferred stock	478,701	478,701
Warrants to purchase common stock	136,132	136,132
Options to purchase common stock	480,247	401,796
Total	1,095,080	1,016,629

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 7 - Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of September 30, 2015 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of September 30, 2015, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

NOTE 8 - Concentration of Credit Risk

Three customers accounted for 23%, 22%, and 16% of total revenue for the nine months ended September 30, 2015. The Company’s top four customers accounted for approximately 28%, 22%, 19%, and 10% of total revenue for the nine months ended September 30, 2014.

Three customers accounted for 26%, 22%, and 13% of total revenue for the three months ended September 30, 2015. The Company’s top three customers accounted for approximately 25%, 24%, and 22% of total revenue for the three months ended September 30, 2014.

Four customers accounted for approximately 21%, 19%, 16%, and 11% of accounts receivable as of September 30, 2015. Three customers accounted for approximately 27%, 19%, and 18% of accounts receivable as of December 31, 2014.

NOTE 9 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $403,098 and $88,932 for the nine months ended September 30, 2015 and 2014, respectively and $179,044 and $46,177 for the three months ended September 30, 2015 and 2014, respectively. The accounts receivable balance due from Merck was $90,234 and $95,985 as of September 30, 2015 and December 31, 2014, respectively.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 10 – Capital Lease Obligation

On July 29, 2015, the Company entered into a Master Equipment Lease Agreement (the “Lease”) in connection with financing the purchase of $144,775 of certain specialized hardware equipment. The Lease calls for interest at a rate of 6.23% per year and payments on the Lease are due in quarterly installments of $9,159. The Lease matures in five years. The Company has the option to purchase the leased equipment at the maturity of the note for $1.

After taking into account the impact of the transaction that occurred on July 29, 2015, minimum payments under the Lease consist of the following:

For the Years Ending December 31,
2015	$8,481
2016	33,924
2017	33,924
2018	33,924
2019	33,924
2020	25,444

Total minimum payments	169,621
Less: Amount representing interest	(24,846)
Present value of net minimum payments	$144,775

Current portion	$23,830
Non-current portion	120,945
Total capital lease obligation	$144,775

NOTE 11 – Financing Arrangements

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

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The line of credit terminates and all amounts outstanding thereunder are due and payable on August 6, 2016. The obligations of the Company under the line of credit are secured by a first priority security interest in all assets of the Company other than intellectual property. The Company did not have any outstanding borrowings under the line of credit as of November 13, 2015.

On September 16, 2015, the Company entered into a Transaction Finance Agreement (the “Note”) for $205,000 with an interest rate of 8.33% per year. The Note was issued to the Company in connection with the financing of the acquisition of certain specialized software. Payments on the note are due in monthly installments of $6,972 and the note matures in three years.

NOTE 12 - Subsequent Events

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2015 and 2014, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

Results of Operations

Results of Operations for Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Revenues

We had revenues of $3,224,000 for the quarter ended September 30, 2015 compared to $2,741,000 for the comparable period in 2014, representing a $483,000, or 18%, increase. This is in direct correlation with the increase in bookings during 2014 and 2015 as these projects complete their set up phase and begin enrolling subjects. The set up phase includes qualifying and training the sites on the scanning of subjects and the procedures for submitting data according to the imaging protocol for a particular study. During the third quarter of 2015, we performed work on 121 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 110 projects during the same period in 2014. During the third quarter of 2015, 63% of our business was in oncology services, 19% in musculoskeletal services, and the remaining 18% was in other therapeutic areas. This compares to 54%, 29% and 17%, respectively, in 2014.

Gross Profit

We had a gross profit of $1,366,000 for the third quarter of 2015 compared to $929,000 for the comparable period in 2014, representing a increase of $437,000 or 47%. Our gross profit margin was 42% during the quarter ended September 30, 2015 compared to 34% during the third quarter of 2014. Our gross margins tend to fluctuate based on therapeutic area mix, phase and age of a study, and specifically as it relates to the volume of revenue as there are a certain amount of fixed costs required to support the business. The margin improvement thus far in 2015 is indicative of the increase in the number of new projects entering their startup phase with the continued focus on our core offering in Oncology which lead to higher margins. Additionally, we continue to invest in our infrastructure to improve operating efficiencies. Excluding reimbursed charges our gross margin was 45% for the third quarter of 2015 compared to 37% in the third quarter of 2014.

Research and Development

We had research and development costs of $325,000 for the third quarter of 2015 compared to $307,000 for the comparable period in 2014, representing a $18,000, or a 6% increase. The increase was attributed to the hiring of a software developer during the third quarter of 2014 to support the increase in bookings and enhancements in our infrastructure. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We continue to invest in the commercialization of new imaging techniques across multiple modalities and therapeutic areas to best serve our customers. Additionally, we continue to utilize our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $277,000 for the third quarter of 2015 compared to $545,000 for the comparable period in 2014, representing a $268,000, or 49% decrease. The decrease is from a $64,000 reduction in marketing expenses related to the development of the website and marketing materials in the third quarter of 2014 that did not reoccur in the third quarter of 2015. Additionally, there was a $204,000 decrease in commissions resulting from the timing of bookings and the implementation of a new compensation plan during the first nine months of 2015 as compared to 2014 and a reduction in headcount by one employee in late June 2015. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD, IXICO, and Micron channels.

General and Administrative

We had general and administrative expenses of $674,000 for the third quarter of 2015 compared to $958,000 for the comparable period in 2014, representing a $284,000, or 30% decrease. There was a $100,000 decrease attributable to the timing of investor relation, audit, board, and legal fees during the third quarter of 2015 as compared to 2014. Additionally, there was $122,000 in search expenses related to the hiring of the CEO during the third quarter of 2014 and legal fees for employee matters including VISA renewals that did not reoccur in 2015. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, NASDAQ listing fees, board fees, non-capitalizable hardware and software costs and licenses, and non-sales related travel costs.

Depreciation and Amortization

We had depreciation and amortization charges of $101,000 for the third quarter of 2015 compared to $74,000 for the comparable period in 2014, representing a $27,000, or 37% increase. The increase was related to $341,000 in capital assets purchased during the first nine months of 2015 and a reduction in the remaining useful lives of four patents resulting in accelerated amortization. We expect to continue investing in our IT infrastructure to ensure we have a robust and reliable operating system. This will be contingent on the availability of financing as referenced in Note 2 Liquidity and Financial Condition.

Other (Expense) Income

Other expense for the quarter ended September 30, 2015 was $13,614 compared to other income of $397 for the quarter ended September 30, 2014. There was an increase in interest expense from the closing of a capital lease obligation and multiple financing arrangements during the third quarter of 2015 as referenced in Note 10 Capital Lease Obligation and Note 11 Financing Arrangements.

Net Loss

We had a net loss of $25,000 for the quarter ended September 30, 2015 compared to $956,000 for the comparable period in 2014, representing a $931,000, or 97% improvement. The improvement in our net loss was primarily related to the increase in revenue and margins recognized during the third quarter of 2015 as compared to the previous comparable period in 2014.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

We had revenues of $9,058,000 for the first nine months of 2015 compared to $7,743,000 for the comparable period in 2014, representing a $1,315,000, or 17% increase. The increase in revenue is in direct correlation with the increase in bookings during 2014 and 2015 as the projects complete their set up phase and start enrolling subjects and images are received. During the first nine months of 2015, we performed work on 145 projects with 57% of our business in oncology services, 26% in musculoskeletal, and the remaining 17% in other therapeutic areas. This compares to 131 projects during the first nine months of 2014 with 51% of our business in oncology services, 30% in musculoskeletal, and the remaining 19% in other therapeutic areas. Additionally, the Company continues to focus on strategies that we believe will lead to increased revenue and profitability as well as continuing its efforts to attract new business through the PPD, IXICO, and Micron channels.

Gross Profit

We had a gross profit of $3,350,000 for the first nine months of 2015 compared to $2,627,000 for the comparable period in 2014, representing an increase of $723,000 or 28%. Our gross margin for the first nine months of 2015 was 37% as compared to 34% for the first nine months of 2014. Our gross margins tend to fluctuate based on therapeutic area mix, phase and age of a study, and specifically as it relates to the volume of revenue as there are a certain amount of fixed costs required to support the business. The margin improvement thus far in 2015 is indicative of the increase in the number of new projects entering their startup phase with the continued focus on our core offering in Oncology which lead to higher margins. Excluding reimbursed charges our gross margin was 39% for the first nine months of 2015 as compared to 36% for the first nine months of 2014.

Research and Development

We had research and development expenditures of $973,000 for the first nine months of 2015 compared to $900,000 for the comparable period in 2014, representing a $73,000, or 8% increase. The increase was attributed to the hiring of two employees in the software development group during the second and fourth quarter of 2014 to support the increase in bookings and enhancements in our infrastructure. Our research and development efforts center around refining our processes through the use of our software platform in order to allow for greater reporting capabilities by our customers and to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We continue to invest in the commercialization of new imaging techniques across multiple modalities and therapeutic areas to best serve our customers. Additionally, we continue to utilize our Scientific Advisory Board which we believe will help enhance and deepen our knowledge base in our core competencies and allow for an exchange of ideas and knowledge in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $919,000 for the first nine months of 2015 compared to $1,373,000 for the comparable period in 2014, representing a $454,000, or 33% decrease. There was a $83,000 decrease from a reduction in the number and types of conferences attended during the first nine months of 2015 as compared to the first nine months of 2014. There was a $66,000 reduction in marketing expenses related to marketing material and website development costs that occurred in the first nine months of 2015 as compared to the previous year’s comparable period. Additionally, there was a $300,000 decrease in commissions resulting from the timing of bookings and the implementation of a new compensation plan during the first nine months of 2015 as compared to 2014. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc and IXICO, plc.

General and Administrative

We had general and administrative expenses of $2,253,000 for the first nine months of 2015 compared to $2,452,000 for the comparable period in 2014, representing a $201,000, or 8% decrease. The decrease was largely attributable to a $130,000 reduction of investor relation, audit, and legal fees during the first nine months of 2015 as compared to 2014. Additionally, there were $81,000 in search expenses related to the hiring of the CEO during the third quarter of 2014 that did not reoccur in 2015. The decrease was also the result of the hiring of three employees in the Finance, Human Resource, and IT groups during the second and third quarters of 2014. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

We had depreciation and amortization expenses of $304,000 for the first nine months of 2015 compared to $236,000 for the comparable period in 2014, representing a $68,000, or 29% increase. The increase was related to $341,000 in capital assets purchased during the first nine months of 2015 and a reduction in the remaining useful lives of four patents resulting in accelerated amortization.

Other Income (Expense)

Other expense for the nine months ended September 30, 2015 was $25,786 compared to other income of $990 for the nine months ended September 30, 2014. There was an increase in interest expense from the closing of a capital lease obligation and multiple financing arrangements during the third quarter of 2015 as referenced in Note 10 Capital Lease Obligation and Note 11 Financing Arrangements and a foreign exchange loss recognized on a project that closed out during the second quarter of 2015.

Net Loss

We had a net loss of $1,124,000 for the nine months ended 2015 compared to $2,333,000 for the comparable period in 2014, representing a $1,209,000, or 52% improvement. The improvement in our net loss was primarily related to the increase in revenue and margins recognized during the first nine months of 2015 as compared to the previous comparable period in 2014.

Liquidity and Capital Resources

Our working capital as of September 30, 2015 was approximately $2,388,000 compared to $3,294,000 as of December 31, 2014. The decrease in working capital was primarily a result of continued losses, dividend payments, and cash used to purchase property and equipment. We do not expect, nor have we experienced significant write-offs of our receivables; however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $2,220,000 in the nine months ended September 30, 2015 compared to net cash used in operating activities of $1,994,000 for the comparable period in 2014. Cash used in operations increased during the first nine months of 2015 compared to the first nine months of 2014 due to continued losses and the timing of cash receipts from customers.

We invested $201,000 for the purchase of equipment and the maintenance of patents in the first nine months of 2015, compared to $150,000 for the comparable period in 2014. Our IT systems are the basis of our operating platform. Therefore, we plan to continue to invest in our IT infrastructure to ensure we have a robust and reliable operating system to further support our core business. This will be contingent on the availability of financing as referenced in Note 2 Liquidity and Financial Condition.

There was $74,000 in cash provided by our financing activities during the nine months ended September 30, 2015, compared to $84,000 in cash used in financing activities in the first nine months of 2014. There was $126,000 in Series C-1 and Series B preferred stock cash dividends resulting from the Series C-1 stockholders electing to receive cash dividends in 2015 as compared to $84,000 for the first nine months of 2014. During the third quarter of 2015, the Company entered into a note agreement in the amount of $205,000 to finance certain specialized software. The Company also entered into a master equipment lease agreement for $145,000 to purchase network data storage equipment as referenced in Note 10 Capital Lease Obligation and Note 11 Financing Arrangements.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 10.1             Loan and Security Agreement between the Company, VirtualScopics New York, LLC and Silicon Valley Bank, dated August 7, 2015 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015 (File No. 000-52018)).

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

Dated: November 13, 2015	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Chief Financial Officer

Exhibit Index

Exhibit 10.1             Loan and Security Agreement between the Company, VirtualScopics New York, LLC and Silicon Valley Bank, dated August 7, 2015 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015 (File No. 000-52018)).

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

