Form 10-K
period 2015-12-31
VirtualScopics, Inc.
filed 2016-03-25
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2015 was approximately $6,034,167 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, series B preferred stock or series C preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of March 24, 2016, there were outstanding 3,011,534 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2016 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2016, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions of this report on Form 10-K titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” or “Business,” contained or incorporated by reference elsewhere in this report, and in our other reports filed with the Securities Exchange Commission (“SEC”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including:

•	adverse economic conditions;

•	loss of market share due to competing products and services;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	study cancellations and delays in the startup of trials;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management and scientific personnel;

•	inability to recognize all of the revenue included in our backlog

•	inability to raise sufficient additional capital to operate our business, if necessary;

•	changes in government regulations; and

•	other specific risks that may be referred to in this report.

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

ITEM 1: Business

We are a provider of quantitative imaging services currently serving the pharmaceutical and biotechnology industries in early and late stage clinical trials. We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer and other debilitating diseases. We are a Delaware corporation formed in 1988.

Business Overview

Our image-based measurement and visualization tools enable accurate and reproducible measurement of minute changes that occur in anatomic structures in oncology, cardiology, neurology, and musculoskeletal diseases. These tools can significantly alleviate or reduce clinical development bottlenecks by increasing the speed, accuracy and reliability of the demonstration of a new compound’s efficacy. Further, these measurements can be used to assess the viability of continuing a drug development project and eliminate as soon as possible further investigation of a drug that is likely to fail. Early termination is critical to the pharmaceutical industry to prevent the expenditure of research and development (R&D) funds on a drug that will not perform as expected. We believe that this is especially important today with the large number of compounds that are awaiting evaluation.

On March 25, 2016, the Company entered into a definitive merger agreement with Biotelemetry, Inc. pursuant to which BioTelemetry proposes to acquire VirtualScopics. The transaction is structured as a tender offer for the Company’s outstanding voting shares followed by a second-step merger. The total consideration is $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share. We expect the transaction, which is subject to customary closing conditions, to be completed in the second quarter of 2016.

Benefits to Pharmaceutical and Biotech Companies

The benefits to pharmaceutical companies from using our services, which are performed with our image analysis tools, can include shorter clinical development time and earlier determination of the effectiveness or ineffectiveness of a new drug or compound. Our technology helps to curtail trials that are not likely to be beneficial and to avoid mistaken termination of the investigation of compounds that are likely to prove efficacious, through:

•	improved precision in the measurement of traditional imaging biomarkers resulting in shorter observation periods, with beneficial cost savings within a clinical trial;

•	advanced imaging biomarkers, which are better correlated with disease states, again reducing trial length and therefore costs; and

•	reduced processing time for image data analysis through semi-automation.

In addition, our technology reduces aggregate clinical development costs through:

•	improved precision of traditional imaging biomarkers, thus requiring smaller patient populations and lower administrative costs; and

•	advanced imaging biomarkers that serve as better correlates, leading to better early screening and elimination of weak drug candidates in pre-clinical and early phase trials.

Our Technology Solution

We have a database-driven workflow and image analysis system, which keeps Title 21 Code of Federal Regulations (CFR) Part 11-compliant electronic records (a complete audit trail) of all data intervention and events that the image data go through while at VirtualScopics. Our software engineers and scientists have developed and validated a series of fully-integrated programs for project set-up, execution, and delivery. The VirtualScopics Production Platform has been in continuous use in our core lab since April 2003, and has been successfully audited by numerous leading pharmaceutical and biotechnology companies.

Oncology Applications

Automated Measurement of Tumor Structure in Oncology

Volumetric imaging modalities such as X-Ray, Computed Tomography (CT), Magnetic Resonance Imaging (MRI), and Positron Emission Tomography (PET) can provide a wealth of information about tumor size, structure, and function. However, the standard for clinical assessment of both tumor response to therapy and disease progression, the Response Evaluation Criteria in Solid Tumors (RECIST), focuses on the measurement of a single diameter in the axial plane for each measurable tumor, ignoring much of the additional structure and volume information. VirtualScopics has developed a system which allows the rapid and efficient assessment of oncology patients per standard RECIST criteria, while also permitting the measurement of more sensitive measures including tumor volume, tumor metabolic rate via FDG-PET, tumor mitotic rate via FLT-PET, or tumor cellular density via diffusion MRI. VirtualScopics’ flexible workflow engine allows us to efficiently handle both large Phase III studies for which RECIST evaluation is the only endpoint, and smaller Phase I and Phase II studies where sponsors may need much more detailed information in order to make go/no-go decisions based on small patient populations.

Innovation in Image-Based Biomarkers

With a multidisciplinary team of medical professionals (including staff radiologists), scientists and software developers, we deliver unparalleled innovation in the analysis of specific biomarkers. Measurements may include specific Food and Drug Administration (FDA) acknowledged (e.g. RECIST) biomarkers as well as secondary or exploratory endpoints such as cavitation/necrosis, cellular density, or metabolic rate. By extracting substantially more information from existing imaging modalities such as CT or MRI, we believe we offer a more definite and efficient basis for determining the course of clinical trials.

Whether a trial is assessing longest diameter, sum of the products of diameters (SPD), tumor volume or other oncology endpoints, VirtualScopics analyzes imaging data and delivers structural and volumetric measurements for a variety of oncology assessment criteria including:

•	RECIST 1.0
•	RECIST 1.1
•	IWG Criteria for Assessment of Lymphoma (Cheson Criteria)
•	Criteria for Assessment of Malignant Glioma (MacDonald Criteria)
•	Response Assessment in Neuro-Oncology (RANO)
•	Immune-Related Response Assessment Criteria (irRC and irRECIST)

In addition, VirtualScopics will implement sponsor-requested modifications to published criteria, and provide additional quantitative analysis utilizing custom algorithms to measure tumor volume or organ volume.

Measurement of Blood Flow and Metabolic Activity

A number of anti-cancer drugs both on the market and under development are designed to reduce the blood supply available to tumors, thereby depriving them of the ability to grow and spread. During development, evaluation of these compounds requires the ability to accurately measure blood flow and vascular permeability in vivo, in order to determine dose-response relationships and compound efficacy. In the clinic, this same capability is necessary in order to determine whether a particular patient is responding to treatment. We have developed a method, using dynamic contrast enhanced magnetic resonance imaging (DCE-MRI), to accomplish this. This technique involves repeated imaging, generally every two to six seconds, for a period of several minutes before and after the injection of a gadolinium-based, FDA-approved, contrast agent. Contrast concentration changes over time can then be measured both in normal and cancerous tissues, and based on this information parameters such as blood flow, blood volume and vascular permeability can be derived. These parameters have been shown to relate directly to the activity of anti-angiogenesis and anti-vascular cancer drugs, and to allow the prediction of response or failure after only a few days of treatment.

Immuno-Oncology

While using the body’s own immune system as a therapeutic approach to fight cancer is not a new concept in oncology, recent successes in clinical studies are making immunotherapy a reality. Immunotherapy represents a paradigm shift. Instead of targeting cancer cells directly like radiation, chemotherapies, and some other targeted therapies, immunotherapy exploits the antitumor capabilities of resident immune cells within the body. Recent therapies have focused on using vaccines, oncolytic viruses, and antibodies aimed at blocking immune checkpoints to initiate antitumor responses. The latter of these, immune checkpoint inhibitors, are being considered the “game changers” in cancer immunotherapy. Although clinical experience with this type of immunotherapy is still in its infancy, the potential for immune checkpoint inhibitors to elicit durable cures has brought new hope to oncology. VirtualScopics provides unparalleled imaging solutions for immunotherapeutic clinical trials. In addition to having the experience and knowledge to help sponsors meet their imaging endpoints, our highly experienced and well trained radiologists provide accurate assessments of response and disease utilizing many different response criteria including Immune-Related Response Criteria (irRC) or Immune-Related Response Evaluation Criteria in Solid Tumors (irRECIST).

Musculoskeletal Applications

Our image analysis provides a degree of accuracy and reproducibility that cannot be duplicated by manual techniques. Traditional radiologic interpretation of medical images is qualitative and subjective. Using semi-automated, computer-assisted assessment techniques produces quantitative results that are accurate, reproducible and objective. Unlike manual assessment methods, our computer-aided approach allows the user to track the boundary location of each structure in a data set from one scan to another, even if the patient is not positioned in precisely the same way for each scan, or if there have been some anatomical changes between scans. For cartilage volumes and thickness measurements, the Coefficient of Variation (CV) typically falls between 2% and 4% - we can detect minute changes with statistical confidence, allowing our clients to reduce study populations or shorten study durations. For changes in muscle volume, our semi-automated algorithms decrease the variability to below 1%. With our semi-automated analysis, researchers can more confidently make the go/no go decision for a compound early in the evaluation process, allowing scarce resources to be allocated to the most promising candidates. The reason for this is two-fold: the algorithms that identify the boundaries are both accurate and reproducible, and the time-savings produced by the algorithm reduces reader fatigue – instead of spending six hours reading a case, the reader is able to complete their analysis in about 25% of the time or less.

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

Fatty Liver Disease

Many diseases and safety assessments benefit from the ability to calculate accurate hepatic fat fractions. As an example, non-alcoholic fatty liver disease (NAFLD) has become increasingly prevalent with an estimated of 19% of adults in the US (28.8 million) suffering from NAFLD. Traditional methods for determining hepatic fat fraction are either extremely invasive (liver biopsy), qualitative (ultrasound), not widespread in clinical practice (magnetic resonance spectroscopy or MRS), or not particularly accurate (in- and out-of-phase dual-echo magnetic resonance imaging or MRI). VirtualScopics worked with a research organization and a sponsor to demonstrate that there is a much more accurate, non-invasive, quantitative technique utilizing MRI that works on most clinical magnets. The results of this study were published in the Journal of Magnetic Resonance Imaging in June of 2013. VirtualScopics has utilized this technique to evaluate the hepatic fat fraction of clinical trial subjects nearly 2,000 times.

Cardiovascular Applications

Cardiovascular disease is one of the leading causes of mortality within most developed countries. Cardiac toxicity is also one of the most common and most dangerous side-effects of a wide range of drugs. Oncology drugs in particular are known to often have adverse effects on cardiac function, and assessment of changes in cardiac function is an important part of the safety evaluation of nearly all oncology drugs. It is therefore very important to have efficient and accurate methods for assessing cardiac function in a clinical trial setting. VirtualScopics has integrated third party cardiac imaging software packages, which are FDA-approved medical devices, with our workflow engine and analysis platform. This allows us to provide a wide range of cardiovascular safety and efficacy endpoints to our customers in a reliable and efficient manner, including:

•	Automatic import of measurement values from ultrasound systems
•	Availability of all current 2D Echo-, M-Mode- and Doppler measurements
•	Measurement of up to five values for each parameter
•	Fast and flexible composition of relevant image data ensured by intuitive user interface
•	Side-by-side comparison of current and previous examinations (DXA and Echo)
•	Comfortable analysis of image sequences using video functions
•	Export of image-data to AVI, BMP, JPEG or DICOM format

The capabilities provided by these software packages, combined with VirtualScopics’ team of cardiologists and radiologists, have allowed VirtualScopics to take on trials which include a wide variety of cardiovascular endpoints including change in left ventricular ejection fraction, change in valve and wall motion, and cardiac strain assessment.

Neurology Applications

Evaluating diseases such as multiple sclerosis (MS), epilepsy, and Alzheimer’s requires the identification and measurement of neurological structures and lesions. Manual tracing, especially of abnormal neurological structures, requires considerable expertise and time. Tracing introduces significant variability even when all measurements are made by one individual, an effect that is compounded with multiple operators. Intra- and inter-operator variability poses a major obstacle for researchers attempting to take advantage of the power of MRI analysis in the study of neurological disease. VirtualScopics eliminates these problems with semi-automated, statistically driven feature analysis. Our algorithms employ the two types of knowledge that expert radiologists use to measure structures within the brain: differentiation of various tissue types and knowledge of structure, size, location, and shape. Our software incorporates a priori model of neurological anatomy that enables the measurement of structures with indistinct boundaries such as the hippocampus. Knowledge of anatomical structures also improves reproducibility, allowing disease progression to be precisely monitored over time.

Operational Excellence

VirtualScopics strives for operational excellence using Lean Six Sigma methodologies and specific metrics that drive improved efficiencies and repeatable processes. The Operations team becomes involved as early as the quoting process to identify the best methods to meet project deliverables. Our Operations team is driven to make deliveries that are complete, on time and right the first time. We developed a customized resource planning tool to forecast peak project resource requirements and key performance indicators to successfully monitor all timelines and milestones. We offer the scientific guidance to provide imaging assistance during protocol development and throughout the study. All processes are designed for maximum flexibility to meet the changing needs of any project team. Scientists, radiology staff, technologists, trainers and project management are readily available for quick-turnaround responses to site and sponsor questions/issues. Discussions around escalations, priorities and study updates are part of our daily routine and weekly meetings to provide a forum for lessons learned, experience sharing and cross training.

Project Management

Project managers work with the sponsor team to identify and mitigate risks as well as to ensure project milestones are met. The VirtualScopics team takes the extra time and effort to fully understand clinical trial imaging protocols and deliverables at the inception of each project. Each project has a dedicated project manager and senior project manager. Other resources, such as an associate project manager, are available to join the project as needed. The project manager uses VirtualScopics’ databases to deliver key site status and subject trackers to the clinical teams as requested.

Ensuring Accurate Image Acquisition

Timely and accurate image acquisition is crucial to executing an efficient clinical trial. VirtualScopics’ site management group has developed a systematic site qualification process to ensure our radiologists have the correct data required for image analysis including choosing and qualifying the proper site equipment, customizing imaging personnel training with a variety of methods available to properly fit the study requirements, providing technical support to the site(s) including assistance in managing, monitoring and coordinating the conduct of the imaging portion of the study, and continuing communication and feedback with site personnel and study teams.

Confidence through Collaboration and Quality Data

Receiving quality images from sites is key to running successful clinical trials. From image acquisition to image analysis, the quality of the data impacts the quality of decisions made. Our experienced in-house technologists inspect 100% of incoming images and ensure that image acquisition adheres to study protocols. VirtualScopics has the expertise to properly handle the imaging modalities required for all of our key therapeutic areas. Our inspection team can receive images in multiple ways including courier, sFTP or third-party electronic image transfer systems. Each image is loaded onto our 21 CFR Part 11-compliant platform which provides a full audit trail of analyses performed. Our Image Inspection department provides cross training to the entire inspection team. Cross training ensures that images are processed efficiently and within contracted timelines. Each technologist is trained to the department standard operating procedures as well as the individual project protocol and image acquisition requirements. The department manager performs monthly audits of the technologists’ work to ensure that the team is following appropriate processes and procedures.

Collaboration of Science, Software and Medicine

Our Image Analysis team consists of certified technologists working alongside in-house radiologists and an extensive global network of contract radiologists. Each radiologist has broad experience with the disease/indication response criteria in order to fulfill specific study requirements. VirtualScopics will also leverages the Scientific Advisory Board to stay up to date on new imaging endpoints and response assessment criteria. Board members also foster strong relationships with a global network of key opinion leaders (KOLs). In collaboration with the sponsor, VirtualScopics’ strong medical and imaging expertise is used to draft the Imaging Review Charter (IRC). This charter outlines the image acquisition and medical image analysis specifications, enabling the flexible operational teams to rapidly deliver quality image analysis results using our proven read paradigm designs. In addition, our robust image analysis team has developed proven processes to conduct analyses with quick turnaround times (TATs) for patient eligibility and/or confirmation of disease progression requirements.

Image Analysis Transfer

Timely, accurate results are vital to our sponsors and enable clinical trials to stay on schedule. We work with sponsors to provide data in the form and format requested and on time and on budget.

Sales and Marketing

Our business development strategy is focused on the publication and presentation of our technology and services at targeted industry conferences along with an active marketing effort aimed at pharmaceutical and biotechnology companies. It is based on a segmented and targeted approach relative to account type, sales channel, therapeutic area, and study phase. The Sales plan consists of the positioning of our core imaging services through direct selling efforts and through our sales channels with PPD, IXICO, and Micron. We focus on building relationships with our customers as collaboration partners providing them with operational excellence in the performance of their studies which increases the opportunity for repeat business.

In late 2010 we aligned with PPD, a leading global clinical research organization (CRO), to provide our customers with a complete solution encompassing all services for clinical trial execution. We have recently amended the alliance too eliminate the marketing exclusivity portion of the agreement. Clients can choose from our standalone offering (with the CRO of their choice) or the joint solution offered in conjunction with PPD.  In 2014, VirtualScopics and IXICO, plc, two established science-led Imaging CROs, came together in a formal commercial alliance to deliver world class imaging services to the pharmaceutical industry. Together we have extensive clinical trial experience and provide global capabilities with offices in Rochester (New York) and New Hope (Pennsylvania) as well as London (UK). In 2015, VirtualScopics entered into a collaborative agreement with Micron Inc., a Tokyo-based imaging core lab. The relationship between VirtualScopics and Micron provides a solution to mitigate the risks often associated with running a clinical study in the Asia-Pacific region. The alliances and collaborations we have with PPD, IXICO, and Micron has furthered our global reach while allowing us to advance our collaborative culture, expand our knowledge and enhance our efficiency.

During 2015, we performed services on new and existing contracts with 8 of the 10 leading pharmaceutical and biotechnology companies. In total, we performed services on 160 projects for 35 customers. We continue to grow our business through referrals and by leveraging relationships with our current customers and through referrals. As a result, our current customers have been instrumental in introducing us to other therapeutic groups within their organizations. Our marketing efforts are instrumental in broadening the awareness of VirtualScopics throughout the industry and educating current customers on the breadth of our services.

Backlog

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at December 31, 2015 was approximately $36 million, compared with approximately $29 million at December 31, 2014, an increase of 24%. Subject to the matters addressed in the following paragraph, we believe that approximately $23 million of the backlog will not be recognized as revenue in our fiscal year ending December 31, 2016.

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

Industry Background and Market Trends

Industry Overview

The global pharmaceutical market is expected to reach nearly $1.4 trillion by 2020, an increase of about 29-32 percent over the 2015 level. Volume growth will be driven by demographic trends such as an aging population in developed markets and rising incomes and expanded access to healthcare in pharmerging markets (i.e. developing markets where the use of pharmaceuticals is growing rapidly). The remainder of the increase in spending will be driven by the costs of medicines which increase due to the wider adoption of newer more expensive therapies and an increase in prices per unit which occur in some countries, notably the United States.1

The Center for Drug Evaluation and Research (“CDER”) approved 45 new molecular entities or “NMEs” in 2015, which is more than the average number approved annually during the past decade. For instance from 2006 through 2014, CDER has averaged about 28 NME approvals per year.2

On average, it takes more than 10 years for a new medicine to go through the entire R&D process, from the time the compound is identified to when it receives approval from the US FDA. The average cost to develop a new medicine is estimated to be $2.6 billion. This number accounts for the cost of failures, as many of the initial investigative compounds that are developed will not make it through to FDA approval. Reflecting the growing complexity of the process, the total cost of development more than doubled in the last decade. Only 12% of the investigative medicines that enter phase I clinical trials will make it to FDA approval.3

Drug Development Process

Typically, most functions of the drug R&D process are managed by clinical research organizations, or CROs. Most biopharma companies are at the end of multi-year patent cliffs and are stepping up investments in their late stage pipelines. The sector is expecting growth with a CAGR of 5-6 percent through 2018. The market is highly concentrated with the top ten players accounting for more than 50% of the CRO Market. The leading CROs by amount of estimated market share are Quintiles (15%), Covance (9%), Parexel (8%), PRA International (7-8%), and PPD (6-7%).4

Although the FDA has reduced the average approval time for new drugs, clinical development time has been increasing over the years, resulting in total development time being fairly flat in recent years. Growing complexities in protocol design leading to longer clinical development times has been the major contributor to the rising costs that sponsors are facing.

The current trend in drug development is for pharmaceutical companies to shift towards a niche market. The 'one size fits all' approach is being replaced by a more targeted, innovative approach to develop treatments for small patient groups with complicated diseases such as cancer, rheumatoid arthritis and immune disorders. Such 'niche buster drugs' are expected to exploit new technologies such as biomarkers and theranostics, the integration of therapeutics and diagnostics.

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

1 IMS Institute for Healthcare Informatics – The Global Use of Medicines: Outlook through 2020

2 Food and Drug Administration – 2015 Novel New Drugs Summary

3 2015 Profile Biopharmaceutical Research Industry

4 Results Healthcare – 2013 CRO’s and Other Outsourced Pharmaceutical Support Services

Quantitative Image Analysis Services

We have conducted research to determine the size of the market for image analysis services in clinical trials supporting the pharmaceutical and biotech industries. Based on our research and discussion within the imaging CRO and drug development industries, we have found that the market is highly competitive and fragmented, with approximately $750 million in total annual revenues projected for 2016. As competition increases, we will look to provide value-added services and undertake marketing and sales programs to differentiate our services based on our technology, expertise, and experience in specific therapeutic areas.  Competition has resulted in additional pressure being placed on price, service and quality with the recent consolidations within the industry over the past few years.

Intellectual Property

We consider our proprietary and patented technology and the technology for which we have applied for patent protection to be of importance to our business plan. We hold eight patents issued by the United States Patent and Trademark Office. These patents will expire between 2020 and 2028. We have also applied for a number of other patents, both domestically and in foreign jurisdictions. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures and copyright, trademark and patent laws. Our policy is to require employees and consultants to execute confidentiality and invention assignment agreements upon the commencement of their relationship with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to VirtualScopics of intellectual property rights developed within the scope of the relationship.

Competition

Our main competitors are imaging CROs (iCROs) providing clinical trial services to pharmaceutical companies. As of the date of this report, we believe that none of the leading imaging CROs have technology capabilities that are comparable to our technology. iCROs typically provide manual and non-differentiated interpretation of medical images for the pharmaceutical industry. As a result, we believe that currently there is an opportunity for us to establish a technology advantage and a set of differentiated services in the advanced image-based biomarker market.

The main CROs which participate in imaging trials are Perceptive, Icon, and BioClinica. Additionally, some academic centers have worked on software that has applications for neurological diseases. However, we believe these academic centers lack the required FDA compliance standards and ability to scale their operations to meet customer demand and we believe they offer inferior technology. Nonetheless, larger enterprises such as these have greater resources and efficiencies than our company and have other competitive advantages. This increases our need to invest in our infrastructrue to compete with these larger enterprises.

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

FDA

The FDA regulates medical devices. A “medical device,” or device, is an article, including software and software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Computer software to analyze a CT or MRI scan, such as VirtualScopics’, we believe is considered a medical device and is therefore subject to FDA regulation. To date, our sales have been to the pharmaceutical and biotech industries to support their clinical trials. We would need to obtain FDA clearance or approval, as discussed below, before using our technology and services for diagnostic or treatment planning in a clinical setting.

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

If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes on average about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be used for diagnosis and distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming and resource intensive and problematic, premarket approval (PMA), process described below.

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

We currently meet the requirements of Good Clinical Practices: Consolidated Guidance, which governs the conduct of clinical trials, and our software complies with the FDA’s Regulation Title 21 CFR Part 11 (Electronic Records; Signatures) and Title 21 CFR Part 820.30, which outline the requirements for design controls in medical devices.

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

Research and Development Costs

We incurred $1,283,321 and $1,245,264 in research and development costs for the years ended December 31, 2015 and 2014, respectively.

Customers

The following table sets forth information as to revenue and percentage of revenue for our largest customers in 2015 and 2014:

	For the Years Ended December 31,
	2015		2014
Customer 1	$2,960,902	23%	$2,699,978	26%
Customer 2	$2,876,145	23%	$2,158,828	21%
Customer 3	$1,987,439	16%	$2,083,135	20%
Customer 4	$-	-%	$1,082,844	10%

Employees

As of December 31, 2015 we had 96 employees, 95 of which were full-time. We are not party to any collective bargaining agreements and we believe that our relationships with our employees are good.

ITEM 1A: Risk Factors

You should carefully consider the following risk factors before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Pending Transaction

Failure to complete the planned BioTelemetry merger could negatively impact our stock price and financial condition and our future business and financial results.

If the planned BioTelemetry merger is not completed, our ongoing business may be adversely affected, and we may be subject to several risks, including the following

•	being required to reimburse BioTelemetry for the costs and expenses relating to the merger under certain circumstances as provided in the merger agreement;

•	our stock price could decline to the extent that the current market price reflects a market assumption that the planned BioTelemetry merger will be completed; and

•	having had the focus of our management on the planned BioTelemetry merger instead of on pursuing other opportunities that could have been beneficial to us.

If the planned BioTelemetry merger is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results, stock price and financial condition.

We will be subject to various uncertainties while the planned BioTelemetry merger is pending that may cause disruption to our business.

Uncertainty about the impact of the planned BioTelemetry merger may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the planned BioTelemetry merger is completed. It could also cause vendors and customers and others that deal with us to seek to change existing business relationships with us. For more information about the planned BioTelemetry merger, see Business Overview - Planned BioTelemetry Merger.

The pursuit of the planned BioTelemetry merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

If our services do not continue to attract interest from new and existing customers, we may not maintain our current level of business or achieve future growth.

If we are unable to continue to attract interest in the industry for our services, we could fail to maintain our current level of business or achieve future growth. This would have a detrimental effect on our business. Our ability to generate revenues is highly dependent on building and maintaining relationships with leading pharmaceutical and biotechnology companies. No assurance can be given that a sufficient number of such companies will maintain or increase their demand for our services, which could limit the overall market and not enable us to increase our revenue. In addition, the rate of the growth of MRI and CT image-based biomarkers is difficult to predict. Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

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

As of December 31, 2015, the amount of anticipated service revenue remaining to be earned from the backlog was approximately $36 million as compared to approximately $29 million as of December 31, 2014.

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

We have a history of operating losses and future profitability is uncertain.

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

The image analysis industry is highly competitive. We face numerous competitors in our business. If we fail to compete effectively, we will lose clients, which would cause our business to suffer. Our ability to successfully compete is dependent on many factors, including: timely and quality performance; expertise and experience in specific therapeutic areas; the scope of service offerings; strength in various geographic markets; the price of services; our competitors’ service and product offerings; our operating efficiencies in relation to other companies; the reliability of our IT infrastructure and operating system to our core business; and, our ability to upgrade our services in comparison to the service and product offerings of our competitors. If our services are not competitive based on these or other factors, our business, financial condition and results of operations could be materially harmed.

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

While we continue to serve a broad range of customers, we have experienced strong demand from three of our customers in 2015 as compared to four of our customers in 2014. We depend on these customers to sustain our growth. In 2015 and 2014, these customers accounted for 62% and 77% of our revenue, respectively. We continue to see demand from other customers but not at the same significant pace as these three customers. As with all of our contracts, these customers may terminate their contractual relationships with us for any or no reason on 30 days’ advance notice. A decision by any of these customers to cancel all of its studies with us could have an adverse impact on the growth of our business.

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

There has been a significant amount of consolidation among providers of clinical trial imaging services and other services such as ours. Larger enterprises created through this consolidation have greater resources and efficiencies than our company and have other competitive advantages. As a result of this consolidation, competition to provide goods and services to customers has increased. Further consolidation in the industry could exert additional pressure on the prices of our products.

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

In 2010, we formed an alliance with PPD to provide a joint solution to provide clients with an integrated and customized clinical development and medical imaging solution for oncology clinical trials. The alliance was expanded in January 2012 to include cardiovascular, central nervous system and medical device studies. In 2016, the alliance was amended to eliminate the marketing exclusivity portion of the agreement. If the market does not value this model as we anticipate, our ability to grow our business may be negatively impacted. Additionally, the agreement may be terminated by either party on 90 days’ notice. In the event PPD terminates the agreement, we may also experience a negative impact in our ability to experience the level of growth we have historically achieved.

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

Sales of a significant number of shares of our common stock in the public market or the possibility of such sales could harm the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2015, we had 3,011,534 shares of common stock outstanding. These shares are eligible for resale in the public market either immediately or subject to applicable limitations of Rule 144. In addition to these outstanding shares of common stock, we also have shares to be issued upon the conversion or exercise of 443,847 outstanding options to purchase common stock, 136,132 warrants to purchase common stock and 462,094 shares of preferred stock that are convertible into common stock. We have registered on Form S-8 the sale of up to 690,000 shares issued or to be issued pursuant to our Amended and Restated 2006 Long-Term Incentive Plan, of which 443,847 are subject to outstanding option awards. Sales of our common stock in the public market may have an adverse effect on the market for the shares of our common stock.

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

PART II

ITEM 5: Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for trading on the NASDAQ Capital Market under the trading symbol “VSCP.” The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the period from January 1, 2014 through December 31, 2015. These prices do not include retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance.

Fiscal Year Ended December 31, 2014

	High	Low
First Quarter	$4.20	$3.21
Second Quarter	5.59	3.64
Third Quarter	5.10	3.77
Fourth Quarter	4.62	3.10

Fiscal Year Ended December 31, 2015

	High	Low
First Quarter	$3.50	$2.75
Second Quarter	3.40	2.58
Third Quarter	2.77	1.91
Fourth Quarter	4.50	1.80

As of March 17, 2016, we had approximately 62 registered holders of record of shares of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	443,847	(1)	$6.52	191,445

(1)           This amount includes shares options to purchase shares of common stock collectively, under our 2006 Long Term Incentive Plans.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2015.

Issuer Repurchases of Equity Securities

None.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ consolidated balance sheets, and related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overview

VirtualScopics, Inc. is a leading provider of imaging solutions to accelerate drug development. We have developed a robust software platform for analysis and modeling of both structural and functional medical images. In combination with our industry-leading experience and expertise in advanced imaging biomarker measurement, this platform provides a uniquely clear window into the biological activity of drugs in clinical trial patients, allowing our customers to make better decisions faster.

Since inception, revenues have been derived primarily from image processing services in connection with pharmaceutical drug trials. For these services, we have been concentrating in the areas of oncology, fatty liver disease, neurology, cardiovascular, and osteoarthritis. We have also derived a small portion of revenue from consulting services. We expect that the concentration of our revenue will continue in these services and in those areas in 2016. Revenues are recognized as the medical images that we process are quantified and delivered to our customers and/or the services are performed.

We are focused on strengthening our core business and increasing the number of contract awards we receive. This effort includes investments in our infrastructure and sales function. We continue to submit proposals and bids for new contracts, however, there can be no assurance that we will secure or maintain contracts from these efforts. Additionally, due to recent consolidation within the industry, our pricing and services may not stay competitive with companies that have a stronger global presence. Also, there can be no assurance that the amount or timing of our investments in infrastructure and sales function will allow us to successfully compete.

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

Results of Operations

Results of Operations for Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

We had revenues of $12,717,000 for the year ended December 31, 2015 compared to $10,452,000 for the year ended December 31, 2014, representing a $2,265,000 or 22% increase. The improvement in revenue was in direct correlation with strong levels of bookings during 2014 and 2015 which also contributed to the backlog increasing to approximately $36 million as of December 31, 2015 as compared to $29 million as of December 31, 2014. The backlog is maturing as studies move toward training sites and enrolling subjects which results in an increase in images being received and revenue.

During 2015, we performed work on 160 projects with 59% of our business in oncology, 25% in musculoskeletal, and the remaining 16% in other therapeutic areas. This compares to 142 projects during 2014 with 51% of our business in oncology services, 32% in musculoskeletal, and the remaining 17% in other therapeutic areas.

Gross Profit

We had a gross profit of $4,799,000 for the year ended December 31, 2015 compared to $3,362,000 for the year ended December 31, 2014. The gross margin for the year ended December 31, 2015 was 38% compared to 32% for the year ended December 31, 2014. Our gross margins tend to fluctuate based on therapeutic area mix, phase and age of a study, and specifically as it relates to the volume of revenue as there are a certain amount of fixed costs required to support the business. We believe that our margin improvement resulted from the increase in revenues, the focus on our core offerings, price structure, cost controls, and operating efficiencies which inherently resulted in higher margins. Excluding reimbursed charges our gross margin was 40% for the year ended December 31, 2015 as compared to 34% for the year ended December 31, 2014.

Research and Development

We had research and development costs of $1,283,000 for the year ended December 31, 2015 compared to $1,245,000 for the year ended December 31, 2014, representing a $38,000 or 3% increase. The increase was attributed to the hiring of two employees in the software development group during the second and fourth quarter of 2014 to support the increase in bookings and enhancements in our infrastructure. Additionally, there was approximately $50,000 of one time employee search expenses in 2014 that did not occur in 2015, which offset the increase. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers. We continue to utilize our Scientific Advisory Board which we believe will help enhance and deepen our knowledge in our core competencies and allow for an exchange of ideas in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $1,132,000 for the year ended December 31, 2015 compared to $1,876,000 for the year ended December 31, 2014, representing a $744,000 or 40% decrease. There was a $98,000 decrease resulting from a reduction in the number and types of conferences attended during 2015 as compared to 2014. There was a $124,000 reduction in one time marketing expenses related to marketing material and website improvement costs that occurred in 2014 that did not reoccur in 2015. Additionally, there was a decrease in commissions of approximately $445,000 resulting from the implementation of a new compensation plan during 2015. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through our strategic alliance with PPD, Inc, Micron, and IXICO, plc. In late 2010 we aligned with PPD, a leading global CRO, to provide our customers with a complete solution encompassing all services for clinical trial execution. We have recently amended the alliance to eliminate the marketing exclusivity portion of the agreement. Clients can choose from our standalone offering (with the CRO of their choice) or the joint solution offered in conjunction with PPD.  In 2014, VirtualScopics and IXICO, plc, two established science-led Imaging CROs, came together in a formal commercial alliance to deliver world class imaging services to the pharmaceutical industry. Together we have extensive clinical trial experience and provide global capabilities with our offices in Rochester (New York) and New Hope (Pennsylvania) and IXICO’s offices in London (UK). In 2015, VirtualScopics entered into a collaborative agreement with Micron Inc., a Tokyo-based imaging core lab. The relationship between VirtualScopics and Micron provides a solution to mitigate the risks often associated with running a clinical study in the Asia-Pacific region. The alliances and collaborations we have with PPD, IXICO, and Micron has furthered our global reach while allowing us to advance our collaborative culture, expand our knowledge and enhance our efficiency.

General and Administrative

We had general and administrative costs of $2,962,000 for the year ended December 31, 2015 compared to $3,350,000 for the year ended December 31, 2014, representing a $388,000 or 12% decrease. The decrease was largely attributable to a $191,000 reduction of investor relations and legal fees during 2015 as compared to 2014. In 2014 the higher legal fees were incurred as part of negotiating the office lease in Pennsylvania, visa costs for two employees, and finalizing the Scientific Advisory Board, IXICO alliance, and CEO agreements. Additionally, there were $81,000 in search expenses related to the hiring of the CEO during the third quarter of 2014 that did not occur in 2015, and we incurred $106,000 in professional fees in the performance of a FDA mock audit during 2014 that did not occur in 2015. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, Nasdaq listing fees, board fees, non-capitalized hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

We had depreciation and amortization costs of $414,000 for the year ended December 31, 2015 compared to $314,000 for the year ended December 31, 2014, representing a $100,000 or 32% increase. The increase was related to $424,000 in capital assets purchased during 2015 and a reduction in the remaining useful lives of four patents resulting in accelerated amortization. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. We continue to invest in our patent portfolio, however, we do not anticipate significant expenditures are necessary to support our current business and future strategies. Our IT systems are the basis of our operating platform. In 2016, we expect our investments to increase in our IT infrastructure to ensure we have a robust and reliable operating system.

Other income (expense), net

We had other expense of $50,000 for the year ended December 31, 2015 compared to other income of $1,000 for the year ended December 31, 2014, representing a $51,000 or 4443% decrease. The decrease was a result of interest expense from capital lease obligations and the amortization of debt issuance costs associated with entering into the line of credit.

Net Loss

We had a net loss of $1,042,000 for the year ended December 31, 2015 compared to a net loss of $3,422,000 for the year ended December 31, 2014, representing a $2,380,000 or 66% improvement. The improvement in our net loss was primarily related to the increase in revenue and margins recognized during 2015 and lower operating expenses as compared to the previous comparable period in 2014.

Liquidity and Capital Resources

Our working capital as of December 31, 2015 and 2014 was approximately $2,493,000 and $3,294,000, respectively. The decrease in working capital was primarily a result of continued losses, dividend payments, and cash used to purchase property and equipment. We do not expect, nor have we experienced significant write-offs of our receivables; however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $1,336,000 in the year ended December 31, 2015 compared to net cash used in operating activities of $2,857,000 in the comparable 2014 period. Cash used in operations improved during 2015 as compared to 2014 due to the reduction in losses and an increase in the number of customers paying upfront payments especially in the fourth quarter of 2015.

We invested $245,000 for the purchase of equipment and the costs in patent applications and their maintenance in 2015, compared to $301,000 for the investment in these items in 2014. The decrease in cash used for the purchase of equipment was the result of the Company entering into $202,000 in lease agreements to purchase network data storage equipment and computers as referenced in Note 11 Capital Lease Obligation. In 2016, we are planning to invest in our operating systems and infrastructure in connection with our core business. We believe these planned investments will help further enhance our abilities as a Phase III provider and continue to improve our operational efficiencies. This will be contingent on the availability of financing as referenced in Note 2 Liquidity and Financial Condition.

There was $31,000 in cash used in our financing activities during 2015 as compared to $126,000 in 2014. There was $168,000 in Series C-1 and Series B preferred stock cash dividends resulting from the Series C-1 stockholders electing to receive cash dividends in 2015 as compared to $126,000 in 2014. During the third quarter of 2015, the Company entered into a note agreement in the amount of $205,000 which was used to acquire certain specialized software. Additionally, the Company entered into master equipment leases as referenced above and a line of credit facility that resulted in $42,000 of debt issuance costs.

On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000 subject to a borrowing base equal to a percentage of the Company’s eligible accounts receivable. Initially, the borrowing base is equal to 80% of eligible accounts receivable. The decision to extend credit under the line of credit, the percentage of eligible accounts making up the borrowing base and the accounts eligible for inclusion in the borrowing base are all subject to the discretion of the financial institution. Interest on the principal amount outstanding under the line of credit accrues at the prime rate published by the Wall Street Journal plus 1.00% per annum and is payable monthly. The line of credit requires the Company to comply with various affirmative and negative covenants, including a covenant regarding minimum “Adjusted EBITDA” as defined in the agreement. As of December 31, 2015, the principal amount outstanding under the revolving line of credit was $0 and $2 million was available to borrow under the revolving line of credit. The Company was in compliance with all covenants under the revolving line of credit as of December 31, 2015.

We currently anticipate that our cash will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least the next 12 months. Our future plans and growth are dependent on our ability to continue our business development efforts surrounding our project award backlog, increasing our operating efficiencies, and in turn, increasing the revenues of the Company. If in the future, our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through public or private debt or equity financings, corporate collaborations or other means. We may also be required to reduce our operating expenditures and investments in our infrastructure especially if revenues are not realized as expected from our backlog.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases (as described in “Contractual Obligations” below) that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 which we expect to have an effect on our liquidity and cash flow in future periods. (See Item 2: Description of Property for a full description of our lease obligations.)

	Payments Due by Period
		Less than
	Total	1 Year	1 Year
Operating Leases	$581,284	$387,092	$194,192

ITEM 8: Financial Statements and Supplementary Data

The financial statements required hereby are located on pages F-1 through F-23 of this report.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria for effective control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal year ended December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal year ended December 31, 2015 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and executive officers is incorporated in this report by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders where such information appears under the heading “Directors and Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

March 25, 2016	VirtualScopics, Inc. (Registrant)

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

DATE	SIGNATURE	TITLE
March 25, 2016	/s/ Eric Converse	President and Chief Executive Officer
	(Eric Converse)	(Principal Executive Officer)

March 25, 2016	/s/ James Groff	Chief Financial Officer
	(James Groff)	(Principal Financial and Accounting Officer)

March 25, 2016	/s/ Robert Klimasewski	Director
(Robert Klimasewski)

March 25, 2016	/s/ Bruce Lev	Director
(Bruce Lev)

March 25, 2016	/s/ Andrew Levitch	Director
(Andrew Levitch)

March 25, 2016	/s/ Charles Phelps	Director
(Charles Phelps)

March 25, 2016	/s/ Terence Walts	Director
(Terence Walts)

March 25, 2016	/s/ Michael Woehler	Director
(Michael Woehler)

Exhibit Index

2.1	Agreement and Plan of Merger dated March 25, 2016, by and among VirtualScopics, Inc., BioTelemetry, Inc. and Biotelemetry Research Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-52018))

3.1	Certificate of Incorporation of VirtualScopics, Inc. dated April 21, 1988 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.2	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated February 2, 1989 (Incorporated herein by reference to Exhibit 3.1a of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.3	Certificate for Renewal and Revival of Certificate of Incorporation of VirtualScopics, Inc. dated February 23, 2004 (Incorporated herein by reference to Exhibit 3.1b of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.4	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated August 20, 2004 (Incorporated herein by reference to Exhibit 3.1c of the VirtualScopics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 4, 2004 (File No. 333-120253)).

3.5	Certificate of Amendment of Certificate of Incorporation of VirtualScopics, Inc. dated October 7, 2005 (Incorporated by reference to Exhibit 3.5 the VirtualScopics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (File No. 333-120253)).

3.6	Certificate of Amendment to Certificate of Incorporation of VirtualScopics, Inc. dated November 4, 2005 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).

3.7	Certificate of Designation of Rights and Preferences of the Series C-1 Preferred Stock and the Series C-2 Preferred Stock of VirtualScopics, Inc., dated April 3, 2012 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

3.8	Amended and Restated Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock of VirtualScopics, Inc., dated June 14, 2012 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.9	Amended and Restated Certificate of Designation of Rights and Preferences of the Series B Preferred Stock of VirtualScopics, Inc., dated June 14, 2012 (Incorporated herein by reference to Exhibit 3.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 (File No. 000-52018)).

3.10	Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. filed with the Secretary of State of the State of Delaware on August 21, 2013 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2013 (File No. 000-52018)).

3.11	Certificate of Amendment to the Certificate of Incorporation of VirtualScopics, Inc. dated June 18, 2014 (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2014 (File No. 000-52018)).

3.12	Amended and Restated Bylaws of VirtualScopics, Inc. dated March 21, 2014 (Incorporated herein by reference to Exhibit 3.11 of the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).

3.13	Section 5.10 of VirtualScopics, Inc. Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-52018))

4.1	Form of Series C Warrant (Incorporated herein by reference to Exhibit 4.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.1	VirtualScopics, Inc. 2005 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-120253)).*

10.2	Form of April 28, 2006 Indemnification Agreement by and among VirtualScopics, Inc. and the directors and officers of the VirtualScopics, Inc. (Incorporated herein by reference to Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333-133747)).*

10.3	VirtualScopics, Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 10, 2009 (File No. 000-52018))

10.4	Non-Employee Director Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2008 (File No. 000-52018)).*

10.5	Company Bonus Plan (Incorporated herein by reference to Exhibit 10.7 of the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 (File No. 000-52018)).*

10.6	Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52018)).

10.7	Amendment to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January 24, 2012 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012 (File No. 000-52018)).

10.8	Series C Preferred Stock and Warrant Purchase Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.1 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.9	Investor Rights Agreement between VirtualScopics, Inc. and Merck Global Health Innovation Fund, LLC dated April 3, 2012 (Incorporated herein by reference to Exhibit 10.2 of the VirtualScopics, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012 (File No. 000-52018)).

10.10	Indemnification Agreements between the Company and Eric Converse dated October 25, 2013 and Bruce Lev dated August 13, 2013 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).

10.11	Alliance Framework Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited (Incorporated herein by reference to Exhibit 10.3 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014 (File No. 000-52018)).

10.12	Master Subcontract Agreement, dated June 26, 2014, between VirtualScopics, Inc. and IXICO Technologies Limited (Incorporated herein by reference to Exhibit 10.4 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014 (File No. 000-52018)).

10.13	Employment Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).*

10.14	Confidentiality and Non-Competition Agreement, dated July 23, 2014, between VirtualScopics, Inc. and Eric T. Converse (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (File No. 000-52018)).*

10.15	Employment Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).*

10.16	Confidentiality and Non-Competition Agreement, dated August 19, 2014, between VirtualScopics, Inc. and James A. Groff (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014 (File No. 000-52018)).*

10.17	Indemnification Agreement between the Company and James Groff dated August 19, 2014 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).*

10.18	Indemnification Agreements between the Company and Andrew Levitch dated March 2, 2015 and Michael Woehler dated March 2, 2015 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747).*

10.19	Consulting Agreement between the Company and Michael Woehler, dated March 6, 2015 (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2015 (File No. 000-52018)).*

10.20	Loan and Security Agreement between the Company, VirtualScopics New York, LLC and Silicon Valley Bank, dated August 7, 2015 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015 (File No. 000-52018)).

10.21	Employment Agreement by and between VirtualScopics, Inc. and Ronald Way, dated December 15, 2015 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2015 (File No. 000-52018)).*

10.22	Confidentiality and Non-Competition Agreement by and between VirtualScopics, Inc. and Ronald Way, dated December 15, 2015 (Incorporated herein by reference to Exhibit 10.2 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2015 (File No. 000-52018)).*

10.23	Amendment No. 4 to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January, 15, 2016 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016 (File No. 000-52018)).

10.24	Amendment No. 1 to the Loan and Security Agreement between the Company, VirtualScopics New York, LLC and Silicon Valley Bank dated March 24, 2016

10.25	Indemnification Agreement between the Company and Ronald Way dated March 24, 2016 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)).*

21	Subsidiaries of VirtualScopics, Inc.

23.1	Consent of Marcum LLP

24	Power of Attorney (included on the signature page to this report)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

*	Management contract or compensatory plan or arrangement.

VirtualScopics, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

VirtualScopics, Inc.

We have audited the accompanying consolidated balance sheets of VirtualScopics, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirtualScopics, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 25, 2016

VirtualScopics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current assets
Cash	$2,434,121	$4,046,599
Accounts receivable	2,606,241	1,814,143
Prepaid expenses and other current assets	480,031	410,188
Total current assets	5,520,393	6,270,930

Patents, net	1,032,817	1,211,770
Property and equipment, net	542,493	330,873
Other assets	1,478	10,661
Total assets	$7,097,181	$7,824,234

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$996,366	$1,289,099
Accrued payroll	374,387	681,964
Unearned revenue	1,213,914	670,332
Accrued dividends	335,333	335,333
Current portion of note payable	64,505	-
Current portion of capital lease obligations	43,285	-
Total current liabilities	3,027,790	2,976,728

Note payable, net of current portion	120,157	-
Capital lease obligations, net of current portion	151,916	-
Total liabilities	3,299,863	2,976,728

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 shares authorized at December 31, 2015 and 2014;
Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at December 31, 2015 and 2014; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at December 31, 2015 and 2014; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 1,965 and 2,165 shares at December 31, 2015 and 2014, respectively; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at December 31, 2015 and 2014; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2015 and 2014; issued and outstanding, 3,011,534 and 2,994,928 shares at December 31, 2015 and December 31, 2014, respectively	3,011	2,995
Additional paid-in capital	21,966,986	21,975,069
Accumulated deficit	(18,172,685)	(17,130,564)
Total stockholders' equity	3,797,318	4,847,506
Total liabilities and stockholders' equity	$7,097,181	$7,824,234

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014

Revenues	$11,993,601	$9,832,300
Reimbursement revenues	723,283	620,184
Total revenues	12,716,884	10,452,484

Cost of services	7,194,531	6,470,430
Cost of reimbursement revenues	723,283	620,184
Total cost of services	7,917,814	7,090,614
Gross profit	4,799,070	3,361,870

Operating expenses
Research and development	1,283,321	1,245,264
Sales and marketing	1,132,487	1,876,041
General and administrative	2,961,802	3,349,879
Depreciation and amortization	414,075	314,249
Total operating expenses	5,791,685	6,785,433
Operating loss	(992,615)	(3,423,563)

Other income (expense)
Interest income	1,431	4,237
Interest expense	(15,739)	-
Interest expense – debt issuance costs	(17,420)	-
Other expenses	(17,778)	(3,097)
Total other (expense) income	(49,506)	1,140

Net Loss	(1,042,121)	(3,422,423)

Preferred stock dividends	168,000	168,000
Net loss attributable to common stockholders	$(1,210,121)	$(3,590,423)

Basic and diluted loss per common share	$(0.40)	$(1.20)
Weighted average number of common shares outstanding
Basic and diluted	2,997,499	2,993,601

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

	Series A		Series B		Series C-1
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2014	2,190	$2	600	$1	3,000	$3	2,991,869	$2,992	$21,992,619	$(13,708,141)	$8,287,476
Amortization of stock option expense									149,894		149,894
Amortization of restricted stock units									559		559
Conversion of Series A Preferred to Common Stock	(25)						2,075	2	(2)
Restricted stock units issuance							984	1	(1)		-
Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)
Series C-1 preferred stock dividends based on 4% annual rate									(120,000)		(120,000)
Net loss										(3,422,423)	(3,422,423)
Balances at December 31, 2014	2,165	$2	600	$1	3,000	$3	2,994,928	$2,995	$21,975,069	$(17,130,564)	$4,847,506
Amortization of stock option expense									159,933		159,933
Conversion of Series A Preferred to Common Stock	(200)						16,606	16	(16)
Series B preferred stock dividends based on 8% annual rate									(48,000)		(48,000)
Series C-1 preferred stock dividends based on 4% annual rate									(120,000)		(120,000)
Net loss										(1,042,121)	(1,042,121)
Balances at December 31, 2015	1,965	$2	600	$1	3,000	$3	3,011,534	$3,011	$21,966,986	$(18,172,685)	$3,797,318

The accompanying notes are an integral part of these consolidated financial statements

VirtualScopics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1,042,121)	$(3,422,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414,075	314,249
Amortization of debt issuance costs	17,420	-
Stock-based compensation	159,933	150,453
Changes in operating assets and liabilities
Accounts receivable	(792,098)	(89,073)
Prepaid expenses and other assets	(36,278)	(23,150)
Accounts payable and accrued expenses	(292,733)	443,028
Accrued payroll	(307,577)	(155,647)
Unearned revenue	543,582	(74,696)
Total adjustments	(293,676)	565,164
Net cash used in operating activities	(1,335,797)	(2,857,259)

Cash flows from investing activities
Purchases of property and equipment	(222,163)	(285,542)
Patent applications and maintenance	(23,153)	(15,230)
Net cash used in investing activities	(245,316)	(300,772)

Cash flows from financing activities
Proceeds received from note payable	205,000	-
Repayments of note payable	(20,338)	-
Repayments of capital lease obligations	(6,225)	-
Debt issuance costs	(41,802)
Cash dividends on series B and C-1 convertible preferred stock	(168,000)	(126,000)
Net cash used in financing activities	(31,365)	(126,000)
Net decrease in cash	(1,612,478)	(3,284,031)
Cash
Beginning of year	4,046,599	7,330,630
End of year	$2,434,121	$4,046,599

Supplemental disclosure of cash flow information
Cash payments for interest	$15,739	$-
Cash payments for taxes	$-	$-

Non-cash financing activities:
Accrual of dividends on Series B and C-1 preferred stock	$-	$42,000
Conversion of Series A preferred stock into common stock	$16	$2
Purchase of equipment under capital lease obligation	$201,426	$-

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

On March 25, 2016, the Company entered into a definitive merger agreement with Biotelemetry, Inc. pursuant to which BioTelemetry proposes to acquire VirtualScopics. The transaction is structured as a tender offer for the Company’s outstanding voting shares followed by a second-step merger. The total consideration is $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share. We expect the transaction, which is subject to customary closing conditions, to be completed in the second quarter of 2016.

Basis of Presentation

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

NOTE 2 – Liquidity and Financial Condition

The Company had a net loss attributable to common stockholders of $1,210,121 for the year ended December 31, 2015. At December 31, 2015, the Company’s accumulated deficit amounted to $18,172,685 and the Company had working capital of $2,493,000. On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000. See Note 7.

The Company’s future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its cash will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, the Company may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. The Company may also be required to reduce operating expenditures or investments in its infrastructure.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VirtualScopics, Inc. and its wholly-owned subsidiary, VirtualScopics New York, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments when purchased with a maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances, if any. The Company determined that no allowance for doubtful accounts was necessary at December 31, 2015 and 2014.

Patents

Costs incurred to acquire and file for patents, including legal costs, are capitalized as long-lived assets and amortized on a straight-line basis over the lower of the estimated useful life or legal life of the patent, which is 20 years.

Property and Equipment, net

Property and equipment are carried at cost less accumulated depreciation. When retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recognized and included in the consolidated statements of operations.

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in other expense in the consolidated statements of operations in the period of disposal.

Depreciation is computed using the straight-line method over the following useful lives:

Years
Leasehold improvements	2-3
Office/computer equipment	3-5
Furniture and fixtures	5-7
Software	3

Leasehold improvements, which are included in property and equipment, are recorded at cost less accumulated depreciation. Depreciation on leasehold improvements is computed using the straight-line method over the shorter of their estimated useful lives or the lease term.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also re-evaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2015, the Company has not recorded any impairment charges on its long-lived assets.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which amends revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15) stating that, given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations. The Company has adopted this standard and in connection with the execution of the Loan and Security Agreement, incurred costs of $41,802. The Company included those costs in prepaid expenses and other current assets on the accompanying consolidated balance sheet.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants from the calculation of net loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the years ending December 31, 2015 and 2014:

	2015	2014
Convertible preferred stock	462,095	478,701
Warrants to purchase common stock	136,132	136,132
Options to purchase common stock	443,847	404,612
Total	1,042,074	1,019,445

NOTE 4 - Property and Equipment, net

Property and equipment consisted of the following as of December 31:

	2015	2014
Office/computer equipment	$1,212,798	$967,791
Furniture and fixtures	293,318	293,318
Software	807,924	629,342
Leasehold improvements	122,318	122,318
	2,436,358	2,012,769
Less: accumulated depreciation	(1,893,865)	(1,681,896)
	$542,493	$330,873

Depreciation expense amounted to $211,969 and $176,369 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 - Patents

On May 24, 2002, the Company purchased from the University of Rochester, a related party, certain patents developed by the Company’s founders and previously licensed by the Company under an Exclusive Right Agreement. The Company paid $1,500,000 and issued warrants to acquire 357,075 shares of common stock to the University of Rochester for the full right and title to the patents. The warrants, which have since expired, were recorded at fair value which totaled $157,000. Since May 24, 2002, the Company has invested an additional $1,095,016 in connection with improving and expanding its patent portfolio. These costs consist predominately of legal and filing fees and historically been capitalized as long-lived assets.

For the years ended December 31, 2015 and 2014, the Company capitalized $23,153 and $15,230, respectively, of legal expenses and filing fees associated with the maintenance of its patents. During the year ended December 31, 2014, the Company reviewed the remaining estimated useful lives of its patent portfolio and determined that the remaining useful lives of four of its patents held should be reduced due to the Company’s future planned use of this intellectual property which resulted in accelerated amortization during the year ended December 31, 2015.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Accumulated amortization on the patents amounted to $1,719,199 and $1,517,093 as of December 31, 2015 and 2014, respectively. Amortization expense for the years ended December 31, 2015 and 2014 amounted to $202,106 and $137,880, respectively. The weighted-average remaining amortization period of the Company’s complete patent portfolio is approximately 6.8 years as of December 31, 2015. The estimated future amortization of the patents is as follows:

For the Years Ending
December 31,	Amount
2016	$174,974
2017	174,974
2018	159,475
2019	132,428
2020	94,562
Thereafter	296,404
Total	$1,032,817

NOTE 6 – Capital Lease Obligation

On July 29, 2015, the Company entered into a Master Equipment Lease Agreement (the “Lease”) in connection with financing the purchase of $144,775 of certain specialized hardware equipment. The Lease calls for interest at a rate of 6.23% per year and payments on the Lease are due in quarterly installments of $9,159 including sales tax. The Lease matures in five years. The Company has the option to purchase the leased equipment at the maturity for $1.

On December 15, 2015, the Company entered into a Lease Agreement (the “Second Lease”) in connection with financing the purchase of $56,651 of certain specialized hardware equipment. The Second Lease calls for interest at a rate of 7.99% per year and payments on the Second Lease are due in monthly installments of $1,917 including sales tax. The Second Lease matures in three years. The Company has the option to purchase the leased equipment at the maturity for $1.

The future minimum payments under the Company’s capital lease obligations consist of the following:

For the Years Ending December 31,
2016	$55,226
2017	55,226
2018	55,227
2019	33,924
2020	25,443

Total minimum payments	225,046
Less: Amount representing interest	(29,845)
Present value of net minimum payments	$195,201

Current portion	$43,285
Non-current portion	151,916
Total capital lease obligation	$195,201

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7 – Financing Arrangements

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

The Company incurred debt issuance costs of $41,802 and included those costs in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The Company amortized $17,420 of debt issuance cost during 2015.

The line of credit terminates and all amounts outstanding thereunder are due and payable on August 6, 2016. The obligations of the Company under the line of credit are secured by a first priority security interest in all assets of the Company other than intellectual property. The Company has no outstanding borrowings under the line of credit.

On September 16, 2015, the Company entered into a Transaction Finance Agreement (the “Note Payable”) for $205,000 with an interest rate of 8.33% per year in connection with financing the acquisition of certain specialized software. Payments on the Note Payable are due in monthly installments of $6,972 and the note matures in three years.

The future minimum payments under the Company’s note payable consist of the following:

For the Years Ending December 31,
2016	$77,466
2017	77,466
2018	51,643

Total minimum payments	206,575
Less: Amount representing interest	(21,913)
Present value of net minimum payments	$184,662

Current portion	$64,505
Non-current portion	120,157
Total note payable	$184,662

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 – Stockholders’ Equity

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

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock. During the year ended December 31, 2015, 200 shares of Series A Preferred Stock were converted to 16,606 shares of common stock. During the year ended December 31, 2014, 25 shares of Series A Preferred Stock were converted to 2,075 shares of common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. During the years ended December 31, 2015 and 2014, the Company accrued $48,000 of Series B dividends per year and paid cash dividends of $48,000 and $36,000, respectively. As of December 31, 2015 and 2014, $96,000 of dividends were accrued to the holders of Series B were included in accrued dividends on the consolidated balance sheet.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate, which is determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The conversion price of the Series C Preferred Stock and exercise price of the Series C Warrants is subject to customary anti-dilution provisions. The Series C-1 Preferred Stock has a 4% cumulative dividend and is senior in liquidation preference to the existing preferred stock and common stock. The Series C-1 holders elected to receive cash dividends during 2015 and 2014. Additionally, the Series C-1 holders elected to accrue the dividends during 2013 and 2012 making these dividends payable on the earlier of the liquidation of the corporation according to the Series C Certificate of Designation or upon the conversion of the Series C-1 into common stock. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends, if full dividends are first paid or concurrently paid to the holders of the Series C-1 Preferred Stock. During the years ended December 31, 2015 and 2014, the Company accrued $120,000 of Series C-1 dividends per year and paid cash dividends of $120,000 and $90,000 respectively. As of December 31, 2015 and 2014, $239,333 of dividends were accrued to the holders of Series B and Series C-1 Preferred Stock were included in accrued dividends on the consolidated balance sheet.

Warrants

A summary of the warrant activity for the year ended December 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2015	136,132	12.04	4.25	$-
Expired	-
Warrants outstanding at December 31, 2015	136,132	12.04	3.25	$-

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 9 – Share-Based Compensation

Long-Term Incentive Plans

As of December 31, 2015, the Company had reserved 690,000 shares for its 2006 long-term incentive plan. As of December 31, 2015, the Company’s 2006 Long-Term Incentive Plan had a total of 443,847 in stock option grants outstanding.

In May 2007, the stockholders of the Company approved the adoption of the Company’s 2006 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. As of December 31, 2015, 191,445 stock options remained eligible for grant under the 2006 Long-Term Incentive Plan.

Stock options issued under the Plan are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four year period.

Stock Options

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company estimates its expected volatility using the trading volume of its historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The estimated forfeiture rates applied during the years ended December 31, 2015 and 2014 ranged from 12.1% to 12.2%.

The following assumptions were used to estimate the fair value of options granted for the years ended December 31, 2015 and 2014 using the Black-Scholes option-pricing model:

	December 31,
	2015	2014
Risk free interest rate	1.75%	1.84%
Expected term (in years)	6.03	5.93
Expected volatility	61.36%	64.45%
Expected dividend yield	-	-

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

During the years ended December 31, 2015 and 2014, the Company granted options to employees to purchase 130,642 and 185,267 shares of common stock, respectively. Of the total granted, the executive officers of the Company were granted 112,017 options in 2015 and 2014. These options generally vest ratably during the first four years following their issuance and have a ten-year life. No options were exercised in 2015 and 2014.

A summary of the employee stock option activity for the year ended December 31, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	404,612	10.03	6.31	$-
Granted	130,642	2.53
Exercised	-
Forfeited	(26,714)	(7.80)
Expired	(64,693)	(19.88)
Options outstanding at December 31, 2015	443,847	6.52	7.27	$85,193
Options exercisable at December 31, 2015	186,125	10.73	4.85	$-

Additional information with respect to the outstanding employee stock options as of December 31, 2015 is as follows

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$ 2.19 – 2.71	114,042	9.61	2.38	-	-
$ 2.72 – 4.14	115,367	8.41	4.00	30,444	4.07
$ 4.15 – 4.95	70,100	8.22	4.25	20,225	4.37
$ 4.96 – 11.80	68,725	4.09	9.40	62,205	9.57
$ 11.81 – 41.50	75,613	4.03	16.12	73,251	16.25
	443,847	7.27	6.52	186,125	10.73

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 was $190,010 and $451,884, respectively.

For the years ended December 31, 2015 and 2014, the Company’s consolidated statements of operations reflect $159,933 and $149,894, respectively, of stock-based compensation expense relating to the amortization of stock options granted under its long-term incentive plans, which is allocated as follows:

	For Years Ended December 31,
	2015	2014

Cost of service revenues	$26,161	$40,766
Research and development	28,800	36,178
Sales and marketing	1,890	10,140
General and administrative	103,082	62,810
Total stock-based compensation	$159,933	$149,894

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2015, there was $355,747 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.73 years.

Restricted Stock Awards

The Company incurred $0 and $558 in compensation expense during the year ended December 31, 2015 and 2014, respectively, related to the restricted stock awards granted to Board members and former officers of the Company. During the year ended December 31, 2014, 984 restricted stock units vested as part of the former CFO’s consulting agreement.

NOTE 10 - Benefit Plan

The Company has a defined contribution plan which covers all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. During 2012, the Company discontinued the matching contribution and reinstated the program in 2014. The matching contribution to participants 401k plans is equal to 50% of the participants’ contributions up to a maximum 3% of annual wages. The Company contributed $143,816 and $59,040 during the years ended December 31, 2015 and 2014, respectively to participant’s accounts representing the employer contribution amount.

NOTE 11 - Income Taxes

The Company has identified its federal tax return and state tax returns for New York and Pennsylvania as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the tax years ended 2013 through 2015, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company does not expect its unrecognized tax benefit to change during the next 12 months. As of December 31, 2015 and 2014, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company has completed a study to assess whether a change in control occurred from November 4, 2005 through December 31, 2015, in order to determine whether an “ownership change” as defined in Section 382 occurred as a result of equity transactions. The Company, after considering all available evidence, concluded that an ownership change has not occurred. An ownership change does not occur until the 5% shareholders have a cumulative ownership shift of greater than 50%.

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

The income tax provision consists of the following:

	2015	2014
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(336,759)	(735,191)
State	674,489	(89,118)
Change in valuation allowance	(337,730)	824,309

Total income tax provision	$-	$-

The Company has net operating loss carryforwards (“NOLs”) of approximately $16,145,000 as of December 31, 2015 that will be available to offset future taxable income.  Approximately $677,000 of the NOL carryforward, if realized, will result in a benefit to be recorded in APIC. The NOLs are due to expire in 2023 through 2035.  The Company has concluded that a full valuation allowance was appropriate for the NOLs at December 31, 2015 and 2014 as it is more likely than not that they will be utilized prior to their expiration. The Company has reduced the state deferred tax asset as a result of the change in law effective in 2015 for the major jurisdiction of New York. The state apportionment rules changed from cost of performance to market based sourcing, thus reducing the apportionment percentage rate. The change in tax rate has a direct impact on the presentation of the effective income tax rates for the year ended December 31, 2015.

The total net deferred tax asset as of December 31, 2015 and 2014 consists of the following:

	2015	2014
Net operating loss carryforwards	$5,319,270	$5,501,926
Property and equipment	16,783	17,283
Intangible assets	391,289	532,716
Accrued expenses	132,870	140,691
Credit carryforwards	355,314	316,651
Stock-based compensation	417,996	461,985
Total deferred tax asset	6,633,522	6,971,252

Less: valuation allowance	(6,633,522)	(6,971,252)
Total net deferred tax asset	$-	$-

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The difference between the federal statutory and effective income tax rates for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal statutory tax rate	34.00%	(34.00)%
State and local income taxes, net of federal benefit	(4.05)%	(2.60)%
Impact of change in state rate, net of federal benefit	(60.68)%	-
Stock-based compensation	(4.93)%	14.12%
Research and development credit	3.71%	(0.84)%
Other	(0.47)%	(0.77)%
	(32.42)%	(24.09)%

Less: valuation allowance	32.42%	24.09%
Provision for income taxes	-%	-%

NOTE 12 - Commitments and Contingencies

Operating Leases

In July 2007 the Company began leasing approximately 19,500 square feet of office space at its corporate headquarters in Rochester, New York. In June 2012, the Company renewed its lease for approximately 19,500 square feet of office space at the corporate headquarters in Rochester, New York. The lease term is for five years and commenced on July 1, 2012. The base annual rent under the lease is $309,075, and increases two percent (2%) per year over the term of the lease.

In May 2014, the Company entered into a lease for approximately 2,190 square feet of office space in New Hope, Pennsylvania. The lease term is for three years with a lease commencement date of June 1, 2014. The base annual rent under the lease is $54,000, and increases three percent (3%) per year over the term of the lease.

In August 2014, the Company entered into a lease agreement for certain equipment. The lease was for 36 months and expires in August 2017. The base annual rent under the lease was $5,221.

Total rent expense for the years ended December 31, 2015 and 2014 was $358,549 and $356,320, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows:

For the Years Ending
December 31,	Amount
2016	376,549
2017	187,073
Total	$563,622

Employment Agreements

On July 23, 2014, (the “Effective Date”), the Company entered into an employment agreement with Eric T. Converse who was appointed President and Chief Executive Officer (the “CEO Employment Agreement”). The CEO Employment Agreement begins as of the Effective Date, has an initial term of one year and will be extended automatically for one-year periods so long as Mr. Converse remains fully employed by the Company. Mr. Converse will receive an annual salary of $325,000 during the term of the CEO Employment Agreement. Mr. Converse is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. The Company accrued $0 and $74,202 toward the annual incentive bonus during 2015 and 2014, respectively. On the Effective Date, Mr. Converse was also granted an option to purchase 87,017 shares of the Company’s common stock with a $4.22 exercise price, four year vesting period, and ten year term. On August 7, 2015, the Company awarded Mr. Converse an option to purchase an additional 87,017 shares of the Company’s common stock with a $2.43 exercise price, four year vesting period, and ten year term. Mr. Converse, if employed twenty-four months after the Effective Date, then the Company will also award an option to purchase an additional 43,510 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Converse is employed by the Company.

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

On August 19, 2014 (the “Second Effective Date”), the Company entered into an employment agreement with James A. Groff, pursuant to which Mr. Groff agreed to serve as the Company’s Chief Financial Officer (the “CFO Employment Agreement”). The term of the CFO Employment Agreement begins as of the Second Effective Date, and will be extended automatically for one-year periods so long as Mr. Groff remains fully employed by the Company. Mr. Groff will receive an annual salary of $150,000 during the term of the CFO Employment Agreement. Mr. Groff is also eligible to receive an annual incentive bonus tied to the achievement of Company goals approved by the Compensation Committee of the Company’s Board of Directors. The Company accrued $0 and $25,842 toward the annual incentive bonus during 2015 and 2014, respectively. On the Second Effective Date, Mr. Groff was granted an option to purchase 25,000 shares of the Company’s common stock with a $4.20 exercise price, four year vesting period, and ten year term. On August 19, 2015, the Company awarded Mr. Groff an option to purchase an additional 25,000 shares of the Company’s common stock with a $2.19 exercise price, four year vesting period, and ten year term. Mr. Groff, if employed twelve months after the Second Effective Date, then the Company will also award an option to purchase an additional 25,000 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Groff is employed by the Company.

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

VirtualScopics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

NOTE 13 - Related Parties

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (a wholly-owned subsidiary of Merck & Co, Inc. (“Merck”)) 3,000 shares of Series C-1 Preferred Stock which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $601,626 and $204,688 during the years ended December 31, 2015 and 2014, respectively. The accounts receivable balance due from Merck was $105,634 and $95,985 as of December 31, 2015 and 2014, respectively.

NOTE 14 – Concentrations of Credit Risk

The Company’s top three customers accounted for approximately 23%, 23%, and 16% of total revenue for the year ended December 31, 2015. The Company’s top four customers accounted for approximately 26%, 21%, 20% and 10% of total revenue for the year ended December 31, 2014.

Three customers accounted for approximately 26%, 22%, and 18% of accounts receivable as of December 31, 2015 as compared to three customers accounting for approximately 27%, 19%, and 18% of accounts receivable as of December 31, 2014.

NOTE 15 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

On January 16, 2016, the company entered into a non-cancellable capital lease agreement for certain specialized hardware equipment. The total purchase value of the equipment was $44,943, at an interest rate of 7.66%, and a $1.00 buyout option with the lease maturing in 3 years. The payments are scheduled monthly in the amount of $1,401.

On March 25, 2016, the Company entered into a definitive merger agreement with Biotelemetry, Inc. pursuant to which BioTelemetry proposes to acquire VirtualScopics. The transaction is structured as a tender offer for a majority of the Company’s outstanding voting shares followed by a second-step merger. The total consideration is $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share. We expect the transaction, which is subject to customary closing conditions, to be completed in the second quarter of 2016.

On March 24, 2016, the Company entered into a “First Loan Modification Agreement” with Silicon Valley Bank to modify the EBITDA covenants on its line of credit facility. The modification changed the EBITDA covenants to a negative $300,000 for the rolling three month periods ending December 31, 2015 and January 31, 2016, a negative $500,000 for the three month periods ending February 29, 2016, and March 31, 2016, and a negative $750,000 for the three month periods ending April 30, 2016, May 31, 2016, and June 30, 2016.