Form 10-K/A
period 2015-12-31
VirtualScopics, Inc.
filed 2016-04-29
CIK 1307752

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2015 was approximately $6,034,167 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the issuer’s series A preferred stock, series B preferred stock or series C preferred stock, for which there is no established United States public trading market, or any value for the common stock issuable upon conversion of shares of such preferred stock.

As of April 29, 2016, there were outstanding 3,011,534 shares of the issuer’s common stock, $.001 par value.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, initially filed with the Securities and Exchange Commission on March 25, 2016 (the “Original Filing”), is being filed to provide the information required by Items 10 through 14 of Part III of Form 10-K, as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. The statement regarding incorporation by reference of portions of the proxy statement on the cover page of the Original Filing has been deleted.

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

PART III

ITEM 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

We currently have seven (7) directors on our Board of Directors. The Board of Directors has concluded that Robert Klimasewski, Bruce Lev, Andrew Levitch, Charles Phelps, Terence Walts and Michael Woehler are “independent” as defined by NASDAQ and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as that term relates to membership on the Board of Directors. Mr. Levitch serves on our Board of Directors as a director elected exclusively by the holders of our outstanding Series C-1 Preferred Stock. The names and other information about each of our directors is set forth below.

Eric Converse, age 49, has served as a director of the Company since August 2013 and as President and Chief Executive Officer since October 2013. Mr. Converse is a principal of Converse & Company. He is also the Managing Director of Nedamco Capital and has been involved with Nedamco Capital since 2002. He has over 20 years of hands-on management experience working with early-stage companies. He represented Nedamco Capital’s interest as CEO of Oblicore from 2009 to 2010, which was subsequently acquired by CA Technologies. Prior to joining Nedamco Capital, Mr. Converse was CEO of Oneswoop.com, which was acquired by Norwich Union Consumer Products (Aviva). Earlier in his career, Mr. Converse worked for Nedamco North America Corporation, a US-based global technology development company, where he led the development of new markets (primarily India and China) and played an active role in its successful sale. Mr. Converse received his B.S. degree from Michigan State University and attended Erasmus University in Rotterdam, the Netherlands.

Robert G. Klimasewski, age 73, has served as a director of the Company since its inception, and Chairman from August 2006 until August 2013. He served as Chief Executive Officer of the Company from June 2005 through August 2006. Mr. Klimasewski served as President and Chief Executive Officer of Transcat, Inc. (formerly Transmation, Inc.) (NASDAQ: TRNS), a publicly-held global distributor of professional grade test, measurement and calibration instruments, from 1994 to 1998, when he relinquished those titles and assumed the role of Chairman of the Board of Transcat. In 2002, Mr. Klimasewski stepped down as Chairman of the Board of Transcat and was re-appointed President and Chief Executive Officer. He served in those roles until 2004, when he retired. He also was a co-founder of Burleigh Instruments Inc., a manufacturer of precision scientific instrumentation, which was sold in December 2000. He served for 18 years on the Board of Directors of Laser Power Corporation, a publicly-held company, until its sale in 2000. He currently serves on the Board of Directors of The University Technology Seed Fund. He is a member of the University of Rochester’s Visiting Committee for the School of Engineering and Applied Science. Mr. Klimasewski holds B.S. and M.S. degrees in optical engineering from the University of Rochester.

Bruce L. Lev, age 72, has served as a director of the Company since August 2013. He also serves on the Board of Directors of Intersections Inc. (NASDAQ: INTX) and is on the Compensation Committee. Mr. Lev is a Managing Director of Loeb Holding Corp., of New York, New York. Prior thereto he was Vice Chairman and Director of USCO Logistics, which business was sold to global freight forwarder Kuhne & Nagel in 2001. From 1995 through early 2000, he was Executive Vice President of Corporate and Legal Affairs of Micro Warehouse Inc. (NASDAQ: MWHS), a $2.5 billion direct marketer of brand name personal computers and accessories to commercial and consumer markets. He also served on Micro Warehouse’s four-person Executive Committee with global responsibility for legal and regulatory affairs, human resources, corporate communications, risk management and facilities. From 1995 through 2002 he was also a member of the Board of Directors of the Roper Organization and served on the Board of the Direct Marketing Association. Prior to 1995, Mr. Lev was engaged in the private practice of law. He is a 1965 graduate of Wesleyan University in Middletown, Connecticut, and a 1968 graduate of the University of Virginia School of Law. Mr. Lev was Vice Chairman of AirDat, LLC, a privately held company recently sold to Panasonic Avionics Corporation, which provides weather forecasting and business risk solutions for commercial and military users. Until its sale to Kratos, Inc., Mr. Lev was on the Board of Directors of Integral Systems Inc. (NASDAQ: ISYS) a leading global provider of satellite ground based command and control systems for commercial and military customers. At Integral, he served on the Audit Committee and was Chairman of the Compensation Committee.

Charles E. Phelps, Ph.D., age 73, has served as a director of the Company since December 2005. Dr. Phelps retired from his position of provost of the University of Rochester (University of Rochester is a stockholder of the company) in July 2007, a position he had held since 1994. Prior to that position, Dr. Phelps was the chair of the Department of Community and Preventive Medicine in the University of Rochester’s School of Medicine and Dentistry. Prior to working at the University of Rochester, Dr. Phelps served as a senior staff economist and a program director at the RAND Corporation. He served from 1998 to 2006 as Director and from 2004 to 2006 as Chair for the Board of Trustees of the Council of Library and Information Resources and from 2004 to 2010 as Director for the Center for Research Libraries. Dr. Phelps has a bachelor’s degree in mathematics from Pomona College, an MBA in hospital administration from the University of Chicago, and a PhD in business economics from the University of Chicago.

Terence A. Walts, age 68, has served as a director of the Company since December 2005. Mr. Walts is President, CEO and Director of Cambium Medical Technologies, LLC (“CMT”), a medical start-up company developing regeneration therapies through novel human platelets. Previously, Mr. Walts served as a CEO and Director of Transfusion & Transplantation Technologies LLC (“3Ti”), a medical device/diagnostics company developing next generation automated blood analyzer technology and associated consumables for the pre-transfusion/immunohematology market. Mr. Walts also consults for and serves as a director for ConnecTiss LLC, a start-up out of Clemson University developing proprietary treatments designed to help restore skin elastin. Prior to joining CMT, Mr. Walts served for three years and until late 2005 as President, CEO of Refocus Group, Inc., (OTCBB: RFCS) an eye care company developing a surgical procedure for presbyopia and glaucoma. Prior to that position, Mr. Walts acted as a consultant to medical startup companies and held positions with, among others, Oncose, Inc., an in-vitro diagnostics company, PointDx, a virtual colonoscopy and structural radiology reporting software company, and Medjet, Inc., an early stage medical devices company. He served as Senior Vice President of CIBA Vision (Novartis), a diversified eye care company from 1988 to 1998. He holds a BS in Marketing from Indiana University and a MBA from the University of Notre Dame.

Michael Woehler, Ph.D., age 71, has served as a director of the Company since February 2015, when he was elected to the Board of Directors upon the recommendation of the Company’s Corporate Governance and Nomination Committee, and in connection with the Board’s approved expansion of the size of the Board from six to seven directors. He also currently serves as a Board Member of SynteractHCR. From 2010 to 2013, Mr. Woehler served as the President and CEO of CoreLab Partners, Inc., a worldwide leader in cardiac safety and imaging services. Prior thereto, he served from 2006 to 2010 as President and CEO for Medifacts International Inc. (“Medifacts”), which provided solutions to the pharmaceutical and biotech industry for the collection, interpretation, analysis and management of cardiac safety and efficacy information during drug development. Medifacts filed for protection under Chapter 11 of the United States Bankruptcy Code in early 2007 and then emerged from bankruptcy after completing a successful turnaround during Mr. Woehler’s tenure, before merging with RadPharm in 2010 to form CoreLab Partners, Inc. From 2001 to 2006, he served as Executive Vice President and President of Clinical Research Services for Parexel International Corporation, one of the largest contract life sciences and pharmaceutical outsourcing organizations in the world. Mr. Woehler has a BA in biology and chemistry from Northwestern University and a Ph.D in microbiology and immunology from Marquette University.

Andrew Levitch, age 53, has served as a director of the Company since February 2015. Mr. Levitch is the Founder and Managing Director of Finategy, since 2013, a strategic advisory firm focused on providing decision support at the intersection of finance and strategy. Mr. Levitch founded Finategy after gaining more than 20 years of experience leading strategic, financial and operations teams in life sciences and technology companies, ranging from Fortune 50 to start-up. Prior experience includes two years from 2011 to 2013 as a partner at CDA, a life sciences consulting firm, 16 years at Merck, from 1993 – 2000 and 2002 – 2011, including roles as Senior Director, Global Scientific Strategy – Portfolio Management, Senior Director, Business & Research Integration, Business Director, Advanced Technologies and Oncology, and Associate Director of Investment Analysis and Planning, two years as the CFO of Advanticom Corporation, and several years with three regional public accounting firms providing litigation support, management advisory, accounting, tax and audit services to small and mid-sized companies. Mr. Levitch received his MBA degree from Lehigh University, a BS degree in accounting from Rutgers College of Business, and served in the United States Navy.

Mr. Levitch is the sole member of Finategy, which is a consultant to Merck Global Health Innovation Fund LLC (“GHI”). GHI holds our outstanding Series C-1 Preferred Stock and has the right to designate a director, and has elected to designate Mr. Levitch as their director.

The Company believes that its Board as a whole should encompass a range of experience and expertise to provide us with sound guidance with respect to our operations and interests. We look for individuals qualified to become directors based on the needs of the Board, such as independence, industry or other professional expertise, relevant skills and experience and diversity. While we do not have a formal policy with regard to the consideration of diversity in identifying director nominees, we seek a diverse and appropriate balance of members who have the experiences, qualifications, attributes or skills that are necessary to oversee a publicly traded, growth oriented organization that operates in the pharmaceutical, biotechnology and medical device industries when considering the overall composition of the Board. Our policy is to have at least a majority of directors qualify as “independent” under the NASDAQ listing requirements. We seek directors with experience in areas relevant to the strategy and operations of our business and an understanding of our business and the industry in which we operate, as well as general business and finance experience. Each of our current directors holds or has held senior executive positions in organizations and has operating experience that meets these objectives, as described above. Several of our directors also have experience serving on boards of directors and board committees of other public companies. The Corporate Governance and Nominating Committee also believe that each of the current directors and nominees has other key attributes that are important to an effective board: the time and commitment to devote significant time to the Company; personal and professional integrity; diversity of experience in different industries; and general business acumen.

Executive Officers

In addition to Mr. Converse, VirtualScopics’ other executive officers are James Groff, Chief Financial Officer, and Ronald Way, Chief Operating Officer.

James Groff, age 46, has served as Chief Financial Officer since August 2013. Mr. Groff previously served as the Controller of the Company beginning in February 2013 and as Accounting Manager of the Company beginning in January 2006. Mr. Groff’s primary functions at VirtualScopics include the preparation and oversight of internal and external reporting including public filings and the review and implementation of the Company’s financial controls. Mr. Groff received his B.S. degree from the State University of New York from Brockport.

Ronald Way, age 60, has served as Chief Operating Officer since December 2015. Mr. Way previously served as Vice President of Operations of the Company from August 2014 to December 2015 and as its Director of Operations from January 2011 to July 2014. Prior to joining the Company, Mr. Way served as Director of Manufacturing Operations for Ultralife Corporation in Newark, New York from January 1985 to December 2010. Mr. Way received his B.S. degree in business management from the University of Phoenix and is certified as a Lean Six Sigma Blackbelt.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2015, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to our directors, officers and employees and can be viewed on our website, www.virtualscopics.com, under the section entitled “Committees and Charters.”

Audit Committee

The Audit Committee is currently composed of Bruce Lev (Chair), Robert Klimasewski, Andrew Levitch and Charles Phelps. The responsibilities of the Audit Committee are more fully set forth in the Audit Committee Charter, a copy of which is available without charge at our website, www.virtualscopics.com.

The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that that each of the members of the committee is independent in accordance with applicable rules of Nasdaq and the SEC and that Robert Klimasewski meets the qualifications as “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that all four members meet NASDAQ’s financial literacy criteria.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table discloses compensation received by our principal executive officer, and our other executive officer, the chief financial officer (the “named executive officers”) for 2015 and 2014.

					Stock	Option	All Other
		Salary		Bonus	Awards	Awards	Compensation		Total
Position	Year	($)		($)	($)	($)(2)	($)		($)
Eric Converse	2015	$325,000		$-	$-	$93,286	$34,637	(3)(4)	$452,924
President and CEO	2014	$310,771	(1)	$74,202	$-	$159,815	$12,550	(3)(4)	$557,338
James Groff	2015	$150,000		$-	$-	$23,260	$7,819	(3)	$181,079
Chief Financial Officer	2014	$149,369		$25,842	$-	$48,905	$16,702	(3)	$240,818
Ronald Way	2015	$150,000	(5)	$-	$-	$-	$11,064	(3)(5)	$161,064
Chief Operating Officer

(1) Represents Mr. Converse’s salary paid under a Services Agreement from January 1 to July 23, 2014, and under his Employment Agreement from July 23 to December 31, 2014.

(2) The option award amounts represent the Black Scholes value of the stock options at the date of grant. Per SEC rules, the amount excludes forfeitures for service-based vesting conditions.

(3) The Company allows for the named executive officers to participate with standard employee medical, dental, group life, disability coverage and the Company’s 401(k) program. These amounts are the total premiums paid by the Company for such standard coverage.

(4) The other compensation includes $27,000 for travel and lodging expenses of up to $2,250 per month pursuant to Mr. Converse’s Employment Agreement dated July 23, 2014.

(5) Includes compensation paid prior to Mr. Way becoming Chief Operating Officer on December 15, 2015.

401(k) and Profit-Sharing.

The Company maintains a 401(k) plan for all eligible employees. All named executive officers are eligible for this plan up to the IRS wage or contribution limits.

Health and Welfare Benefits

Eligible employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental, and group disability and life insurance.

Employment Agreements

Eric Converse

Eric Converse serves as President and Chief Executive Officer under an Employment Agreement dated July 23, 2014. The agreement is extended automatically for one-year periods so long as Mr. Converse remains employed by the Company. It provides for an annual salary of $325,000 with an annual incentive bonus tied to the achievement of Company goals, as approved by the Compensation Committee. Mr. Converse is also eligible to participate in certain health, medical and dental, disability and other executive benefit plans that are afforded to other executive officers. The Employment Agreement provides that if the Company terminates his employment without cause, it is required to pay his annual salary and benefits for a period of six months after his termination. If a Change in Control of the Company (as defined in his Employment Agreement) occurs on or before the third anniversary of his employment, then the Company is required to pay Mr. Converse an amount equal to 75% of his annual salary for the year in which the Change in Control occurs.

If Mr. Converse is employed by the Company on the one-year anniversary of this employment, the Company will award him an option to purchase an additional 87,017 shares, and if still employed on the second-year anniversary, will award him an option to purchase an additional 43,510 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Converse is employed by the Company.

In connection with Mr. Converse’s initial service with the Company as interim President and Chief Executive Officer, we entered into a Services Agreement with Converse & Company, dated October 25, 2013 (the “Services Agreement”). Mr. Converse is a principal and sole shareholder of Converse & Company. Converse & Company’s was paid at a monthly rate of $25,310. The Services Agreement was terminated in July 2014 in connection with entering into the employment agreement with Mr. Converse.

James Groff

James Groff serves as Chief Financial Officer under an Employment Agreement dated August 19, 2014. The term of the agreement is extended automatically for one-year periods so long as Mr. Groff remains employed by the Company. It provides for an annual salary of $150,000 with an annual incentive bonus tied to the achievement of Company goals, as approved by the Compensation Committee. Mr. Groff is also eligible to participate in certain health, medical and dental, disability and other executive benefit plans that are afforded to other executive officers. Under the agreement, if the Company terminates his employment without cause, it is required to pay his annual salary and benefits for a period of six months after his termination. If a Change in Control of the Company (as defined in his Employment Agreement) occurs on or before the third anniversary of his employment, then the Company is required to pay Mr. Groff an amount equal to 50% of his annual salary for the year in which the Change in Control occurs.

If Mr. Groff is employed by the Company on the one-year anniversary of his employment, the Company will award him an option to purchase an additional 25,000 shares, and if still employed on the second-year anniversary, will be awarded an option to purchase an additional 25,000 shares. Each award is subject to the terms of the Company’s Amended and Restated 2006 Long-Term Incentive Plan. The options will vest at the rate of 25% on each anniversary of each award while Mr. Groff is employed by the Company.

Ronald Way

Ronald Way serves as Chief Operating Officer under an Employment Agreement dated December 15, 2015. The term of the agreement is extended automatically for one-year periods so long as Mr. Way remains employed by the Company. It provides for an annual salary of $150,000 with an annual incentive bonus tied to the achievement of Company goals, as approved by the Compensation Committee. Mr. Way is also eligible to participate in such health, medical and dental, disability and other executive benefit plans that are afforded to other executive officers of the Company. Under the agreement, if the Company terminates Mr. Way’s employment without cause, then the Company is required to pay his annual salary and benefits for a period of three months after his termination. If a Change in Control of the Company (as defined in the agreement) occurs on or before the third anniversary of his employment, then the Company is required to pay Mr. Way an amount equal to 25% of his annual salary for the year in which the Change in Control occurs. If Mr. Way is terminated without cause and is paid the severance payment, he is not entitled to receive the change in control bonus.

Bonus Plans

During 2015, the Compensation and Personnel Committee administered bonuses to our executive officers under the Company Bonus Plan. The Company Bonus Plan covers all employees of the company including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer. The Company Bonus Plan provides performance criteria based upon certain financial and operational targets for the 2016 fiscal year. If our performance meets or exceeds the stated targets in the Plan, the participating employees may receive cash incentive bonus payments equal to a percentage of an employee’s eligible base pay, and amounts may be further adjusted for individual performance. The bonus percentage range is 0% to 37.5% of annual base salary for the Chief Executive Officer, 0% to 20% for the Chief Financial Officer and 0% to 12% for the Chief Operating Officer. Executive officers are not eligible for a bonus unless the Company meets an initial threshold for financial performance. Employees other than the executive officers may receive a discretionary bonus if our performance results do not meet the threshold. The Committee may adjust the bonus amounts on a discretionary basis for individual performance, and for results above the maximum thresholds.

The Compensation Committee also periodically reviews the most important risks to the Company to ensure that compensation programs do not encourage excessive risk-taking on behalf of the Company or give rise to risks that would be reasonably likely to have a material adverse effect on the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards made to our named executive officers that were outstanding at December 31, 2015.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Eric Converse	1,250	1,250	(1)	$5.10	8/28/2023
President and Chief Executive Officer	21,754	65,263	(1)	$4.10	7/22/2024
	-	35,202	(1)	$2.43	8/7/2025
	-	51,815	(1)	$2.43	8/7/2025

James Groff	750	-	(1)	$12.00	11/14/2017
Chief Financial Officer	375	-	(2)	$12.00	2/2/2016
	500	-	(1)	$11.20	2/23/2020
	400	-	(1)	$19.90	3/2/2021
	282	93	(1)	$11.30	1/27/2022
	500	500	(1)	$7.40	1/29/2023
	6,250	18,750	(1)	$4.20	8/19/2024
	-	25,000	(1)	$2.19	8/19/2025

Ronald Way	5,000	-	(1)	$19.90	3/2/2021
Chief Operating Officer	563	187	(1)	$11.30	1/27/2022
	2,500	7,500	(1)	$4.20	8/19/2024

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

Initial Stock Option Grant. Each participating director is entitled to receive a one-time stock option grant covering 2,500 shares of our common stock under the 2006 Plan. The stock options generally vest in annual increments over four years beginning on the date of grant. The options are granted at the first Board meeting attended by a director, to the extent permitted at such time, or such later regular Board meeting when such grant is permitted.

Annual Option Grant. Each participating director will be eligible to receive an annual grant of stock options under the 2006 Plan. The amount of the grant will be determined by the Compensation and Personnel Committee each year at or about the February Board meeting based on participant performance during the previous year. The number of options awarded on that date will be determined utilizing the Black-Scholes pricing model to determine a per share “value” divided into an amount up to $20,000.

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

Per Meeting Fees. Participating directors will be entitled to receive the following meeting fees:

Board Meetings	$1,750
Committee Meetings	$1,000
Compensation and Audit Committee Chair/Nominating Committee Chair	$1,500	/1,250

Directors will not be paid for more than one meeting per day. In the event there are multiple meetings, payment will be made for the meeting requiring the highest fee. Meeting fees will be paid quarterly on or about the first business day following the end of a quarter for the previous quarter. Payment may be taken in the form of cash or shares of restricted stock under the 2006 Plan, at the discretion of each director. Each Participant will be asked to make an annual election at the annual stockholders meeting for the coming year. For those directors electing fees in the form of an award of shares, the fair market value (as defined under the 2006 Plan) on the last business day of the quarter will be used to calculate the number of shares contained in the award in lieu of cash for the quarter. Each such award shall be approved by the Board of Directors. Such price, however, shall not be below any existing anti-dilution trigger price applicable to us.

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

	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($)(2), (3)	($)	Earnings	($)	($)
Robert Klimasewski	$27,000	$-	$-	$-	$-	$-	$27,000
Bruce Lev	$30,000	$-	$-	$-	$-	$-	$30,000
Andrew Levitch (4)	$21,396	$-	$7,900	$-	$-	$-	$21,396
Charles Phelps	$29,000	$-	$-	$-	$-	$-	$29,000
Terence Walts	$22,500	$-	$-	$-	$-	$-	$22,500
Michael Woehler	$17,396	$-	$7,900	$-	$-	$-	$17,396

(1)	Under the Non-Employee Director Compensation Plan, directors may elect to receive the annual retainer of $7,500, $12,500 for the Chairman, and per meeting fees in the form of cash or our restricted stock under the 2006 Long Term Incentive Plan. All the non-employee directors elected to receive their fees in cash during 2015.

(2)	The option award value represents the full grant date fair value. Per SEC rules, the amount excludes forfeitures for service-based vesting conditions.

(3)	Includes options granted under the Non-Employee Director Compensation Plan, outstanding at fiscal year-end, to acquire the following number of shares: Mr. Klimasewski, 5,657 shares; Mr. Lev, 2,500 shares; Mr. Levitch, 2,500 shares; Mr. Phelps, 8,157 shares; Mr. Walts, 8,157 shares; and Mr. Woehler, 2,500 shares. The shares underlying the option grants are authorized and reserved for issuance under the 2006 Plan.

(4)	Mr. Levitch was elected exclusively by holders of outstanding Series C-1 Preferred Stock and elected to receive compensation for his services as a director.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the beneficial ownership of VirtualScopics’ common stock by (i) each person who is known by VirtualScopics to own of record or beneficially more than 5% of the outstanding common stock, (ii) each of VirtualScopics’ directors, nominees and named executive officers, and (iii) all directors and named executive officers of VirtualScopics as a group. The first two columns of the table set forth beneficial ownership information for such persons as of April 29, 2016.

Common Stock	Number of Common	Percentage of
	Shares Beneficially	Common Shares
5% or greater stockholders	Owned(1)	Beneficially Owned(2)
Loeb Investors Company (3)	492,031	13.8%
Merck Global Health Innovation Fund, LLC(4)	385,239	10.8%
University of Rochester(5)	181,198	5.3%

Directors, Nominees and Named Executive Officers
Robert Klimasewski(3), (6)	65,193	1.8%
Eric Converse(6)	42,514	*
Terence Walts(6)	13,478	*
Charles Phelps(6)	15,591	*
Ronald Way	8,250	*
James Groff(6)	9,025	*
Bruce Lev(3), (6)	1,250	*
Andrew Levitch	625	*
Michael Woehler	625	*
Current Directors and Executive Officers as a group (9 persons)	156,551	4.4%

*	Less than 1% of the outstanding shares of common stock.

(1)	Includes options, warrants, convertible stock, and similar rights to purchase shares of VirtualScopics common stock that are exercisable within sixty (60) days of April 29, 2016.

(2)	The calculations in these columns are based upon 3,011,534 shares of common stock outstanding on April 29, 2016, plus the number of shares of common stock subject to outstanding options, warrants and convertible stock held by the person with respect to whom the percentage is reported on such date. The shares of common stock underlying such options, warrants, convertible stock and similar rights, are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for the purpose of computing the percentage of any other person. The calculations also assume the convertibility of all shares of preferred stock into 83.036 shares of common stock per share.

(3)	Mr. Klimasewski is a limited partner in Loeb Investors Company 147, LP, and disclaims any beneficial ownership of such shares held by Loeb Investors Company 147, LP. Mr. Lev is a managing director of Loeb Holding Corp., the general partner of Loeb Investors Company 147, LP, and disclaims any beneficial ownership of shares held by Loeb Investors Company 147, LP. The address for Loeb Investors Company 147, LP is 125 Broad Street, 14th Floor, New York, NY 10004.

(4)	Based on a Schedule 13D filed by Merck Global Health Innovation Fund, LLC filed April 13, 2012. Represents 249,107 shares of common stock that may be acquired upon the conversion of Series C-1 Preferred Stock and 136,132 shares of common stock issuable upon the exercise of the Series C Warrants. The address for Merck Global Health Innovation Fund, LLC is One Merck Drive, Whitehouse Station, New Jersey 08889-0100.

(5)	Based solely on a Form 4 filed by the University of Rochester, November 4, 2015. The address of the University of Rochester, 601 Elmwood Avenue, Admin Bldg. 263, Rochester, NY 14626. We have not attempted to verify independently any of the information contained in the Form 4.

(6)	Presently reported ownership includes 5,532, 23,004, 8,032, 8,032, 8,250, 9,025, 1,250, 625, and 625 shares issuable under options exercisable within 60 days of April 29, 2016, held by Messrs. Klimasewski, Converse, Walts, Phelps, Way, Groff, Lev, Levitch, and Woehler, respectively. Mr. Klimasewski’ reported ownership also includes 8,304 shares issuable upon conversion of Series B Preferred Stock. Mr. Walts’ reported ownership also includes 4,152 shares issuable upon conversion of Series A Preferred Stock. The address of each is c/o VirtualScopics, Inc., 500 Linden Oaks, Rochester, NY, 14625.

Preferred Stock	Number of Preferred Shares Beneficially Owned(1)	Percentage of Preferred Shares Beneficially Owned(2)
5% or greater stockholders
Merck Global Health Innovation Fund, LLC(3)	3,000	53.9%
Philip J. Hempleman(4), (5)	1,500	27.0%
SRK Management Co.(6), (7)	500	9.0%

(1)	Includes all shares of Series A Preferred Stock, Series B Preferred Stock and Series C-1 Preferred Stock held. There are currently no options, warrants, convertible stock, or similar rights to purchase shares of Series A Preferred Stock, Series B Preferred Stock or Series C-1 Preferred Stock. Each share of Series A Preferred Stock, Series B Preferred Stock and Series C-1 Preferred Stock is convertible into 83.036 shares of common stock.

(2)	The calculation in this column is based upon 1,965 shares of Series A Preferred Stock, 600 shares of Series B Preferred Stock and 3,000 shares of Series C-1 Preferred Stock outstanding on April 29, 2016. There are currently no options, warrants, convertible stock, or similar rights to purchase shares of Series A Preferred Stock, Series B Preferred Stock or Series C-1 Preferred Stock.

(3)	Shares indicated represent Series C-1 Preferred Stock currently owned by Merck Global Health Innovation Fund, LLC. The address of Merck Global Health Innovation Fund, LLC is One Merck Drive, Whitehouse Station, New Jersey 08889-0100.

(4)	Shares owned by Mr. Philip J. Hempleman and the 1998 Hempleman Family Trust, each having an address of Two Dublin Hill Drive, Greenwich, CT 06830.

(5)	Shares indicated represent Series A Preferred Stock.

(6)	Shares indicated represent Series B Preferred Stock.

(7)	The address of SRK Management Co. is 810 Seventh Avenue, 41st Floor, New York, New York 10019.

Change in Control

Pursuant to an Offer to Purchase dated April 8, 2016 (the “Offer to Purchase”), Biotelemetry Research Acquisition Corporation (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of BioTelemetry, Inc., a Delaware corporation (“BioTelemetry”), has offered to purchase to purchase: (i) all of the outstanding shares of VirtualScopics’ common stock at a price per share equal to $4.05; (ii) all of the outstanding shares of Series A Preferred Stock at a price per share equal to $336.30; (iii) all of the outstanding shares of Series B Preferred Stock at a price per share equal to $336.30; and (iv) all of the outstanding shares of Series C Preferred Stock at a price per share equal to $920.00, on the terms and subject to the conditions set forth in the Offer to Purchase and in the related letter of transmittal (which, together with the Offer to Purchase, constitutes the “Offer”).

The Offer is being made pursuant to an Agreement and Plan of Merger dated as of March 25, 2016 (as it may be amended from time to time, the “Merger Agreement”), by and among BioTelemetry, Purchaser and the Company. Following consummation of the Offer, the Merger Agreement provides that, among other things, upon its terms and subject to the satisfaction or (to the extent permitted by applicable law) waiver of each of the applicable conditions set forth therein, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of BioTelemetry (the “Surviving Corporation”). Because the Merger will be effected under Section 251(h) of the General Corporation Law of the State of Delaware (“DGCL”), no stockholder vote will be required to consummate the Merger. The Company does not expect there to be a significant period of time between the consummation of the Offer and the consummation of the Merger. At the effective time of the Merger (the “Effective Time”), all remaining outstanding shares of common stock and preferred stock not tendered in the Offer (other than shares held (i) by VirtualScopics, BioTelemetry, Purchaser or any other subsidiary of BioTelemetry, which shares will be cancelled and will cease to exist, (ii) any subsidiary of VirtualScopics, which shares will be converted into shares of common stock of the Surviving Corporation, and (iii) by stockholders who validly exercise appraisal rights under Delaware law with respect to such shares) will be canceled and converted into the right to receive an amount in cash equal to the applicable offer price, without interest and less any applicable taxes required to be withheld. As a result of the Merger, the shares of VirtualScopics common stock will cease to be publicly held and VirtualScopics will become a wholly-owned subsidiary of BioTelemetry.

Concurrent with the execution and delivery of the Merger Agreement, on March 25, 2016, certain stockholders that are affiliated with members of our Board of Directors, specifically Loeb Investors Company 147, LP (“Loeb”) (which is affiliated with Robert Klimasewski and Bruce Lev) and Merck Global Health Innovations Fund, LLC (“GHI”) (which is affiliated with Andrew Levitch) have entered into a Tender and Support Agreement (each, a “Support Agreement”) with BioTelemetry and Purchaser, which provides, among other things, that each such stockholder will tender its shares of common stock or preferred stock to the Purchaser in the Offer. These stockholders may withdraw their shares from the Offer if the Merger Agreement is terminated prior to the acceptance for payment of shares in the Offer. Pursuant to the Support Agreements, Loeb agreed to tender 492,031 shares of common stock and GHI agreed to tender 3,000 shares of Series C Preferred Stock, or approximately 20% of the outstanding voting stock of the Company as of April 29, 2016.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter requires that the Audit Committee shall have the responsibility to review and approve all related party transactions of the Company.

Transactions with Related Parties

Merck & Co. (“Merck”) is an owner of one of our stockholders, GHI. GHI beneficially owns 10.8% of our common stock through ownership of Series C-1 Preferred Stock and warrants. During 2015 and the three months ended March 31, 2016, we received $601,626 and $283,477, respectively, for clinical imaging services provided to Merck. As of March 31, 2016, we had a receivable balance of $131,452 for Merck.

Director Independence

For information regarding director independence, please see Item 10 above under the caption “Directors”.

ITEM 14. Principal Accountant Fees and Services

Fees for Audit and Other Services

The following table shows the fees billed or expected to be billed to us for the audit and other services provided by Marcum LLP for 2014 and 2015:

	2014	2015
Audit Fees	$157,109	$152,454
Audit Related Fees	-	-
Total Audit and Audit Related Fees	157,109	152,454
Tax Fees	-	-
Total Fees	$157,109	$152,454

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

April 29, 2016	VirtualScopics, Inc. (Registrant)

/s/ Eric Converse
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002