Form 10-Q
period 2016-03-31
VirtualScopics, Inc.
filed 2016-05-11
CIK 1307752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 _______________________________________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to______________________________________

Commission File Number: 000-52018_________________________________________

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

As of May 9, 2016, there were 3,011,534 shares of the registrant’s common stock, $0.001 par value, outstanding.

VIRTUALSCOPICS, INC.

i

PART 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash	$2,309,161	$2,434,121
Accounts receivable	2,836,858	2,606,241
Prepaid expenses and other current assets	465,993	480,031
Total current assets	5,612,012	5,520,393

Patents, net	993,667	1,032,817
Property and equipment, net	547,411	542,493
Other Assets	138	1,478
Total assets	$7,153,228	$7,097,181

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,487,057	$996,366
Accrued payroll	690,932	374,387
Unearned revenue	948,512	1,213,914
Dividends Payable	335,333	335,333
Current portion of note payable	65,858	64,505
Current portion of capital lease obligations	57,891	43,285
Total current liabilities	3,585,583	3,027,790

Note payable, net of current portion	103,176	120,157
Capital lease obligations, net of current portion	171,711	151,916
Total liabilities	3,860,470	3,299,863

Commitments and Contingencies
Stockholders' Equity
Convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; Series C-1 3,000 shares authorized; issued and outstanding, 3,000 shares at March 31, 2016 and December 31, 2015; liquidation preference $1,000 per share	3	3
Series B 6,000 shares authorized; issued and outstanding, 600 shares at March 31, 2016 and December 31, 2015; liquidation preference $1,000 per share	1	1
Series A 8,400 shares authorized; issued and outstanding, 1,965 shares at March 31, 2016 and December 31, 2015; liquidation preference $1,000 per share	2	2
Series C-2 3,000 shares authorized; none issued and outstanding, at March 31, 2016 and December 31, 2015; liquidation preference $1,000 per share	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding, 3,011,534 shares at March 31, 2016 and December 31, 2015	3,011	3,011
Additional paid-in capital	21,967,585	21,966,986
Accumulated deficit	(18,677,844)	(18,172,685)
Total stockholders' equity	3,292,758	3,797,318
Total liabilities and stockholders' equity	$7,153,228	$7,097,181

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenues	$3,682,835	$2,641,221
Reimbursement revenues	172,667	173,221
Total revenues	3,855,502	2,814,442

Cost of services	2,067,744	1,666,644
Cost of reimbursement revenues	172,667	173,221
Total cost of services	2,240,411	1,839,865
Gross profit	1,615,091	974,577

Operating expenses
Research and development	306,271	349,837
Sales and marketing	269,803	280,397
General and administrative	1,415,685	799,386
Depreciation and amortization	104,934	96,972
Total operating expenses	2,096,693	1,526,592

Operating loss	(481,602)	(552,015)

Other income (expense)
Interest income	53	259
Interest expense	(13,002)	-
Interest expense – debt issuance costs	(10,452)	-
Other expense	(156)	(914)
Total other expense	(23,557)	(655)

Net loss	(505,159)	(552,670)

Preferred stock dividends	42,000	42,000
Net loss attributable to common stockholders	$(547,159)	$(594,670)

Weighted average basic and diluted shares outstanding	3,011,534	2,994,928
Basic and diluted loss per share	$(0.18)	$(0.20)

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(505,159)	$(552,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,933	96,972
Amortization of debt issuance costs	10,452	-
Stock-based compensation	42,599	44,669
Changes in operating assets and liabilities
Accounts receivable	(230,617)	(283,370)
Prepaid expenses and other assets	4,926	(123,186)
Accounts payable and accrued expenses	490,691	(273,228)
Accrued payroll	316,545	(266,998)
Unearned revenue	(265,402)	(195,033)
Total adjustments	474,127	(1,000,174)
Net cash used in operating activities	(31,032)	(1,552,844)

Cash flows from investing activities
Purchases of property and equipment	(21,067)	(52,882)
Patent applications and maintenance	(4,691)	(4,905)
Net cash used in investing activities	(25,758)	(57,787)

Cash flows from financing activities
Repayment of note payable	(15,628)	-
Repayment of capital lease obligations	(10,542)	-
Cash dividends on series B preferred stock	(42,000)	(42,000)
Net cash used in financing activities	(68,170)	(42,000)
Net decrease in cash	(124,960)	(1,652,631)
Cash
Beginning of period	2,434,121	4,046,599
End of period	$2,309,161	$2,393,968

Supplemental disclosure of cash flow information
Cash payments for interest	$13,002	$-

Non-cash financing and investing activity:
Purchase of equipment under capital lease obligation	$44,943	$-

See notes to condensed consolidated financial statements.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – Nature of Business and Basis of Presentation

Nature of Business

The headquarters of VirtualScopics. Inc. and its wholly-owned subsidiary, VirtualScopics New York, LLC (the “Subsidiary” and, together, the “Company”) are located in Rochester, New York. The Company is a provider of quantitative imaging services currently serving the pharmaceutical and biotechnology industries in early and late stage clinical trials. The Company has created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. The Company’s proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. The Company focuses on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical research and development processes.

On March 25, 2016, the Company entered into a definitive merger agreement with Biotelemetry, Inc. (“BioTelemetry”) pursuant to which BioTelemetry proposed to acquire VirtualScopics ( the “Merger”). The transaction was structured as a tender offer for a majority of the Company’s outstanding voting shares followed by a second-step merger. The total consideration is $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share.

On May 9, 2016, 1,968,869 shares of the Company’s common stock, 1,600 shares of the Company’s Series A Convertible Preferred Stock, 600 shares of the Company’s Series B Convertible Preferred Stock, and 3,000 shares of the Company’s Series C-1 Preferred Stock were tendered in connection with the Merger. This represented 68.6% of the outstanding voting power of the Company, which exceeded the requirement of 50% plus one vote for approval of the tender offer. On May 11, 2016, the Company finalized the merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for condensed financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

NOTE 2 – Liquidity and Financial Condition

The Company had a net loss attributable to common stockholders of $547,159 for the three months ended March 31, 2016. At March 31, 2016, the Company’s accumulated deficit amounted to $18,677,844 and the Company had working capital of $2,026,429. The Company’s future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months from the date of issuance of this quarterly report. If in the future our plans or assumptions change or prove to be inaccurate the Company may need raise additional funds through public or private debt or equity offerings financings, corporate collaborations or other means. The Company may also be required to reduce operating expenditures or investments in its infrastructure. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development activities and take additional measures in reducing costs to conserve its cash.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 3 – Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Estimates included in these condensed consolidated financial statements relate to assessing the collectability of accounts receivable, the valuation of securities underlying share-based compensation, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful lives and potential impairment of the Company’s property and equipment and intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Recently Issued and Adopted Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s condensed consolidated financial statements and disclosures.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

NOTE 4 – Stock-Based Compensation

For the three months ended March 31, 2016 and 2015, the Company’s condensed consolidated statements of operations reflect stock-based compensation expense for stock options granted and restricted stock awards under its long-term incentive plans and allocated as follows:

	Three Months Ended
	March 31,
	2016	2015

Cost of service revenues	$5,244	$9,096
Research and development	4,720	9,053
Sales and marketing	627	3,179
General and administrative	32,008	23,341
Total stock-based compensation	$42,599	$44,669

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to but no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a three or four-year period from the date of grant. As of March 31, 2016, there was $340,930 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.57 years.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The expected term assumption is determined using the weighted average midpoint between the vesting and expiration term for all individuals within the grant. The Company estimated its expected volatility using its own historical stock prices. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2016 and 2015 using the Black-Scholes option-pricing model:

	March 31,
	2016	2015
Risk free interest rate	1.6%	1.8%
Expected term (years)	6.1	6.0
Expected volatility	67.1%	63.5%
Expected dividend yield	-	-

A summary of the employee stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2016	443,847	$6.52
Granted	10,950	3.10
Exercised	-
Cancelled/Forfeited	(1,074)	(7.41)
Expired	(450)	(12.00)
Options outstanding at March 31, 2016	453,273	6.43	7.10
Options exercisable at March 31, 2016	192,661	10.65	4.71

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2016 and 2015 was $20,765 and $28,924, respectively.

NOTE 5 – Stockholders’ Equity

As of March 31, 2016, the Company has authorized 1,000,000 shares of preferred stock, par value $0.001 per share, of which 8,400 are designated as Series A Convertible Preferred Stock (“Series A”), 6,000 are designated as Series B Convertible Preferred Stock (“Series B”), 3,000 are designated as Series C-1 Convertible Preferred Stock (“Series C-1”), and 3,000 are designated as Series C-2 Convertible Preferred Stock (“Series C-2”) as specified in the Certificate of Designation (the “Certificate”). There were no conversions of the Company’s convertible Series A, B and C-1 preferred stock during the three months ended March 31, 2016 and 2015.

Each share of Series A is convertible into 83.036 shares of the Company’s common stock and is senior in liquidation preference in comparison to shares of the Company’s common stock.

Each share of Series B is convertible into 83.036 shares of the Company’s common stock and has a liquidation preference that is pari passu with the Company’s Series A and senior to the Company’s common stock. Cumulative dividends on the Series B accrue on the stated value of $1,000 per share at an annual rate of 8%, payable monthly in cash and/or shares of the Company’s common stock at the option of the Company. Subject to certain exceptions, the Series B holders are only entitled to be paid dividends if full dividends are first paid or concurrently paid to the holders of the Series C-1. As of March 31, 2016 and December 31, 2015, there was $96,000 of accrued dividends payable to Series B stockholders. During the three months ended March 31, 2016 and 2015, cash dividends paid to Series B stockholders aggregated to $12,000.

Each share of Series C-1 is convertible into shares of the Company’s common stock at a conversion rate determined by dividing (i) the stated value per share of $1,000, plus, if consented to by the Company, all accrued and unpaid dividends, by (ii) the conversion price of $12.043. The Series C-1 is senior in liquidation preference in comparison to shares of the Company’s common stock and the Series A and Series B preferred stock. Cumulative dividends on the Series C accrue on the stated value of $1,000 per share at an annual rate of 4%. As of March 31, 2016 and December 31, 2015, there was $239,333 of accrued dividends payable to Series C-1 stockholders. During the three months ended March 31, 2016 and 2015, cash dividends paid to Series C-1 stockholders aggregated to $30,000.

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

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three months ending March 31, 2016 and 2015:

	2016	2015
Convertible preferred stock	462,094	478,701
Warrants to purchase common stock	136,132	136,132
Options to purchase common stock	453,273	404,697
Total	1,051,499	1,019,530

NOTE 7 – Income Taxes

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. The Company does not believe it has encountered ownership changes which could significantly limit the possible utilization of such carryovers. It is not anticipated that limitations, if any, would have a material impact on the condensed consolidated balance sheet as a result of offsetting changes in the deferred tax valuation allowance. Based on all available evidence, the Company believes that its deferred tax assets should be fully reserved as of March 31, 2016 because it is still currently more likely than not that the benefits of the Company’s deferred tax assets will not be realized in future periods. The Company will continue to assess the likelihood of recognizing a portion of its deferred tax assets and will make an assessment of whether it should reduce the valuation allowance.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. As of March 31, 2016, the Company does not have any interest and penalties accrued related to unrecognized tax benefits

NOTE 8 – Concentration of Credit Risk

The Company’s top three customers accounted for approximately 24%, 22%, and 15% of total revenue for the three months ended March 31, 2016. Three customers accounted for 21%, 20%, and 18% of total revenue for the three months ended March 31, 2015.

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Three customers accounted for approximately 26%, 22%, and 20% of accounts receivable as of March 31, 2016. Three customers accounted for approximately 26%, 22%, and 18% of accounts receivable as of December 31, 2015.

NOTE 9 – Related Party

In April 2012, the Company issued Merck Global Health Innovation Fund, LLC (“Merck”) 3,000 shares of Series C-1 which are convertible into 249,107 shares of common stock and Series C-1 Warrants which are exercisable to purchase 136,132 shares of common stock. Revenues generated from Merck were $283,477 and $98,664 for the three months ended March 31, 2016 and 2015, respectively. The accounts receivable balance due from Merck was $131,452 and $105,634 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 10 – Capital Lease Obligation

On January 16, 2016, the Company entered into a Lease Agreement (the “Third Lease”) in connection with financing the purchase of $44,943 of certain specialized hardware equipment. The Third Lease calls for interest at a rate of 7.66% per year and payments on the Third Lease are due in monthly installments of $1,401. The Third Lease matures in three years. The Company has the option to purchase the leased equipment at the maturity for $1.

The future minimum payments under the Company’s capital lease obligations consist of the following:

For the Years Ending December 31,
2016 (remaining nine months)	$54,032
2017	72,042
2018	72,043
2019	38,129
2020	25,444

Total minimum payments	261,690
Less: Amount representing interest	(32,088)
Present value of net minimum payments	$229,602

Current portion	$57,891
Non-current portion	171,711
Total capital lease obligation	$229,602

VirtualScopics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On March 24, 2016, the Company entered into a “First Loan Modification Agreement” with Silicon Valley Bank to modify the EBITDA covenants on its line of credit facility. The modification changed the EBITDA covenants to a negative $300,000 for the rolling three month periods ending December 31, 2015 and January 31, 2016, a negative $500,000 for the three month periods ending February 29, 2016, and March 31, 2016, and a negative $750,000 for the three month periods ending April 30, 2016, May 31, 2016, and June 30, 2016. The Company was in compliance with the covenants as of March 31, 2016.

The line of credit terminates and all amounts outstanding thereunder are due and payable on August 6, 2016. The obligations of the Company under the line of credit are secured by a first priority security interest in all assets of the Company other than intellectual property. The Company has no outstanding borrowings under the line of credit.

The principal payments under the Company’s note payable consist of the following:

For the Years Ending December 31,
2016 (remaining nine months)	$48,877
2017	70,090
2018	50,067
Total principal payments	$169,034

Current portion	$65,858
Non-current portion	103,176
Total note payable	$169,034

NOTE 12 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

On March 25, 2016, the Company entered into a definitive merger agreement with Biotelemetry, Inc. (“BioTelemetry”) pursuant to which BioTelemetry proposed to acquire VirtualScopics (the “Merger”). The transaction was structured as a tender offer for a majority of the Company’s outstanding voting shares followed by a second-step merger. The total consideration is $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share.

On May 9, 2016, 1,968,869 shares of the Company’s common stock, 1,600 shares of the Company’s Series A Convertible Preferred Stock, 600 shares of the Company’s Series B Convertible Preferred Stock, and 3,000 shares of the Company’s Series C-1 Preferred Stock were tendered in connection with the Merger. This represented 68.6% of the outstanding voting power of the Company, which exceeded the requirement of 50% plus one vote for approval of the tender offer. On May 11, 2016, the Company finalized the merger.

On May 10, 2016, the Company terminated its line of credit with its financial institution incurring an early termination fee of $20,000.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with VirtualScopics’ condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 and 2015, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Business Overview

We are a provider of clinical trial imaging services currently serving the pharmaceutical and biotechnology industries in early and late stage clinical trials. We have created a suite of image analysis software tools and applications which are used in detecting and measuring specific anatomical structures and metabolic activity using medical images. Our proprietary software and algorithms provide measurement capabilities designed to improve clinical research and development. We focus on applying our imaging technology to improve the efficiency and effectiveness of the pharmaceutical research and development processes. We believe our technology can also be used in improving the treatment planning for patients with cancer and other debilitating diseases.

On May 11, 2016, the Company finalized its sale to BioTelemetry with the closing of its merger transaction. Tenders of shares for 68.6% of the Company’s outstanding voting power were received exceeding the requirement of 50% plus one vote for approval of the tender offer. The total consideration was $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Revenues

We had revenues of $3,856,000 for the quarter ended March 31, 2016 compared to $2,814,000 for the comparable period in 2015, representing a $1,041,000, or 37%, increase in revenues. The increase was a result of the improvement in bookings during 2014 and 2015 and the resulting increase in the Company’s backlog. The backlog is maturing as studies move toward training sites and enrolling subjects which results in an increase in images being received and revenue. During the first quarter of 2016, we performed work on 133 different projects, in connection with our pharmaceutical drug trials in the fields of oncology, osteoarthritis and various other therapeutic areas. This compares to 108 projects during the same period in 2015.

Gross Profit

We had a gross profit of $1,615,000 for the first quarter of 2016 compared to $975,000 for the comparable period in 2015, representing a $640,000, or a 66% increase. Our gross profit margin was 42% during the quarter ended March 31, 2016 compared to 35% during the first quarter of 2015. We believe that our margin improvement resulted from the increase in revenues, the focus on our core offerings, price structure, cost controls, and operating efficiencies. Additionally, our gross margins tend to fluctuate based on therapeutic area mix and phase of study. During the first quarter of 2016 we experienced an increase in revenue derived from oncology projects and later stage studies which historically drive higher margins. During the first quarter of 2016, 68% of our business was in oncology services, 19% in musculoskeletal services, and the remaining 13% was in other therapeutic areas. This compares to 52%, 33% and 15%, respectively, in 2015. During the first quarter of 2016, 85% of the revenues were derived from Phase II and III studies compared to 77% during the comparable period in 2015.

Research and Development

We had research and development costs of $306,000 for the first quarter of 2016 compared to $349,000 for the comparable period in 2015, representing a $43,000, or a 12% decrease. The decrease in costs was attributed to an increase in resource allocation from the research and development area to operations to support the business and revenue generation. Our research and development efforts center around refining our processes through the use of our software platform in order to gain efficiencies which we believe will better allow us to standardize our processes as we scale the business. We continue to invest in the commercialization of new imaging techniques across many modalities and therapeutic areas to best serve our customers and utilize our Scientific Advisory Board which we believe will help enhance and deepen our knowledge in our core competencies and allow for an exchange of ideas in each therapeutic area.

Sales and Marketing

We had sales and marketing costs of $270,000 for the first quarter of 2016 compared to $280,000 for the comparable period in 2015, representing a $10,000, or 4% decrease. The decrease is related to expenses for marketing materials incurred during the first quarter of 2015 that were not incurred during the three months ended March 31, 2016. Our sales and marketing initiatives encompass attendance and presentations at leading industry conferences, frequent educational webinars and active calling on existing and new customers as well as our continued efforts to attract new business through the PPD, IXICO, and Micron channel.

General and Administrative

We had general and administrative expenses of $1,416,000 for the first quarter of 2016 compared to $799,000 for the comparable period in 2015, representing a $616,000, or 77% increase. The increase was the result of approximately $571,000 of one-time expenses incurred for the BioTelemetry merger agreement which covered legal costs, the data room, board fees, and broker fees related to the fairness opinion. General and administrative expenses include both personnel and non-personnel costs. Departments included within general and administrative function are finance, information technology, quality, human resources and the CEO position. Non-payroll related costs included within general and administration include stock option expense, audit and legal fees, regulatory and compliance fees, NASDAQ listing fees, board fees, non-capitalizable hardware and software costs and licenses and non-sales related travel costs.

Depreciation and Amortization

Depreciation and amortization charges were $105,000 for the quarter ended March 31, 2016 compared to $97,000 during the quarter ended March 31, 2015. The increase was due to the investments in capital assets during 2015 and a reduction in the remaining useful lives of four patents resulting in accelerated amortization. The amortization and depreciation costs are based on the timing and life of patents and property and equipment. Our IT systems are the basis of our operating platform. In 2016, we expect our investments to increase in our IT infrastructure to ensure we have an efficient and reliable operating system. This will be contingent on the availability of financing as referenced in Note 2 Liquidity and Financial Condition.

Other Expense

Other expense for the quarter ended March 31, 2016 was $23,557 compared to other expense of $655 for the quarter ended March 31, 2015. The increase was a result of interest expense from capital lease obligations and the amortization of debt issuance costs associated with opening a credit facility during 2015.

Net Loss

Net loss for the quarter ended March 31, 2016 was $505,000 compared to $553,000 for the quarter ended March 31, 2015. The decrease in our net loss was primarily related to the increase in revenue and a higher gross margin offset by one-time expenses related to the BioTelemetry merger recognized during the first quarter of 2016 as compared to the previous comparable period in 2015.

Liquidity and Capital Resources

Our working capital as of March 31, 2016 was approximately $2,026,000 compared to $2,493,000 as of December 31, 2015. The decrease in working capital was primarily a result of continued losses, dividend payments, and repayment of financing obligations. We do not expect, nor have we experienced significant write-offs of our receivables; however, we continue to see an extension of payment terms within the industry and with several of our largest customers.

Net cash used in operating activities totaled $31,000 in the three months ended March 31, 2016 compared to net cash used in operating activities of $1,553,000 in the comparable 2015 period. The improvement is due to the increase in revenues, higher gross margins, timing of cash receipts from customers, timing of payments to vendors related to the one-time expenses for the BioTelemetry merger, and there being no bonus payout in 2016 as compared to the previous year.

We invested $26,000 in the purchase of equipment and the maintenance of patents in the first three months of 2016, compared to $58,000 for the investment in these items in the first three months of 2015. The decrease in cash used for the purchase of equipment was the result of the Company entering into $44,943 lease agreement to purchase network backup equipment and computers as referenced in Note 10 Capital Lease Obligation instead of purchasing the equipment outright. Our IT systems are the basis of our operating platform. Therefore, we plan to continue to invest in our IT infrastructure during 2016 to ensure we have an efficient and reliable operating system to further support our core business.

There was $68,000 in cash used by our financing activities during the three months ended March 31, 2016 as compared to $42,000 during the comparable 2015 period. The Company paid $42,000 in Series C-1 and Series B preferred stock cash dividends during the first three months of 2016 and 2015. Additionally, there was $26,000 in cash payments incurred during the first quarter of 2016 for payments made toward a note agreement and master equipment leases that did not occur during the first quarter of 2015.

On August 7, 2015, the Company entered into a Loan and Security Agreement with a financial institution pursuant to which the Company obtained a revolving line of credit. The maximum amount that the Company may borrow at any time under the line of credit is $2,000,000 subject to a borrowing base equal to a percentage of the Company’s eligible accounts receivable. Initially, the borrowing base is equal to 80% of eligible accounts receivable. The decision to extend credit under the line of credit, the percentage of eligible accounts making up the borrowing base and the accounts eligible for inclusion in the borrowing base are all subject to the discretion of the financial institution. Interest on the principal amount outstanding under the line of credit accrues at the prime rate published by the Wall Street Journal plus 1.00% per annum and is payable monthly. The line of credit requires the Company to comply with various affirmative and negative covenants, including a covenant regarding minimum “Adjusted EBITDA” as defined in the agreement. On March 24, 2016, the Company entered into a “First Loan Modification Agreement” with Silicon Valley Bank to modify the EBITDA covenants on its line of credit facility. The modification changed the EBITDA covenants to a negative $300,000 for the rolling three month periods ending December 31, 2015 and January 31, 2016, a negative $500,000 for the three month periods ending February 29, 2016, and March 31, 2016, and a negative $750,000 for the three month periods ending April 30, 2016, May 31, 2016, and June 30, 2016. As of March 31, 2016, the principal amount outstanding under the revolving line of credit was $0 and $2 million was available to borrow under the revolving line of credit. The Company was in compliance with all covenants under the revolving line of credit as of March 31, 2016. On May 10, 2016, the Company terminated the line of credit with the financial institution incurring an early termination fee of $20,000.

On May 11, 2016, the Company finalized its sale to BioTelemetry with the closing of the merger transaction. Tenders were received for 68.6% of the outstanding voting power of the Company’s shares exceeding the requirement of 50% plus one vote for approval of the tender offer. The total consideration was $15.5 million dollars, payable in cash, which includes a price per share to common shareholders of $4.05 per common share.

We currently anticipate that our cash will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least the next 12 months from the date our financial statements are issued. Our future plans and growth are dependent on our ability to continue our business development efforts surrounding our project award backlog, increasing our operating efficiencies, and in turn, increasing the revenues of the Company. If in the future, our plans or assumptions change or prove to be inaccurate we may need to seek additional capital through public or private debt or equity financings, corporate collaborations or other means. We may also be required to reduce our operating expenditures and investments in our infrastructure especially if revenues are not realized as expected from our backlog.

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

Forward Looking Statements

Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate may occur in the future, including the following risk factors:

•	adverse economic conditions;

•	loss of market share due to competing products and services;

•	unexpected costs, lower than expected sales and revenues, and operating defects;

•	study cancellations and delays in the startup of trials;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management and scientific personnel;

•	inability to recognize all of the revenue included in our backlog;

•	inability to raise sufficient additional capital to operate our business, if necessary;

•	changes in government regulations; and

•	other specific risks that may be referred to in this report or in our report on Form 10-K for the year ended December 31, 2015.

All statements, other than statements of historical facts, included in this report including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. Existing stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure our stockholders or potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the heading entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this report. These risk factors qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure our stockholders or potential investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 2.1         Agreement and Plan of Merger dated March 25, 2016, by and among VirtualScopics, Inc., BioTelemetry, Inc. and Biotelemetry Research Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-52018)).

Exhibit 3.1         Amended and Restated By-Laws of VirtualScopics, Inc. dated March 25, 2016.

Exhibit 10.1     Amendment No. 4 to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January, 15, 2016 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016 (File No. 000-52018)).

Exhibit 10.2      Amendment No. 1 to the Loan and Security Agreement between the Company, VirtualScopics New York, LLC and Silicon Valley Bank dated March 24, 2016 (Incorporated herein by reference to Exhibit 10.24 to the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-52018)).

Exhibit 10.3       Indemnification Agreement between the Company and Ronald Way dated March 24, 2016 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)).

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

Dated: May 11, 2016	VIRTUALSCOPICS, INC.

/s/ Eric Converse
Eric Converse
President and Chief Executive Officer

/s/ James Groff
James Groff
Chief Financial Officer

Exhibit Index

Exhibit 2.1        Agreement and Plan of Merger dated March 25, 2016, by and among VirtualScopics, Inc., BioTelemetry, Inc. and Biotelemetry Research Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-52018)).

Exhibit 3.1         Amended and Restated By-Laws of VirtualScopics, Inc. dated March 25, 2016.

Exhibit 10.1     Amendment No. 4 to the Strategic Alliance Agreement between VirtualScopics, Inc. and PPD Development, LP, dated January, 15, 2016 (Incorporated herein by reference to Exhibit 10.1 to the VirtualScopics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016 (File No. 000-52018)).

Exhibit 10.2      Amendment No. 1 to the Loan and Security Agreement between the Company, VirtualScopics New York, LLC and Silicon Valley Bank dated March 24, 2016 (Incorporated herein by reference to Exhibit 10.24 to the VirtualScopics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-52018)).

Exhibit 10.3       Indemnification Agreement between the Company and Ronald Way dated March 24, 2016 (Reference is made to the VirtualScopics, Inc. Form of Indemnification Agreement by and among VirtualScopics, Inc., and the directors and officers of the VirtualScopics, Inc. filed as Exhibit 10.19 to the VirtualScopics, Inc. Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2006 (File No. 333- 133747)).

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